Form 10KSB
period 2004-12-31
INTEGRATED PHARMACEUTICALS INC
filed 2005-09-29
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number   0001265449

Integrated Pharmaceuticals, Inc.

(Name of small business issuer in its charter)

ID	04-3413196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Authority Drive
Fitchburg, MA 01420
(Address of principal executive offices) (Zip Code)

(978) 696-0020
(Issuer's telephone number, including area code)

Securities registered under Section 12(g) of the Act:

Title of class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	None
2006 Common Stock Purchase Warrants	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☐  No☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No☑

State issuer’s revenues for its most recent fiscal year.   $___0__________

As of December 31, 2004, the aggregate market value of the issuer’s common equity held by non-affiliates was approximately $19,295,220.

As of November 12, 2004, the Issuer had 16,305,168 shares of common stock outstanding.

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Integrated Pharmaceuticals, Inc. (“IntePharm,”“we” or the “Company”) was incorporated in Idaho in August 1969 as an exploratory mining company. In the late 1990s, our mining prospects appeared dim, and our board of directors decided to change our business focus. In 2000, we acquired Advanced Process Technologies, Inc., a Massachusetts corporation (“APTI”), in a share exchange in which 6,000,000 shares of IntePharm common stock were issued to the founders and a director of APTI, resulting in their ownership of about 82.5% of our common stock. As a result, we were transformed from a mining exploration company with no business activity or prospects into a biotechnology company with strong research and development capabilities. From 2001 through January 2003, we engaged in contract research and development related to the production of pre-clinical therapeutic proteins for treatment of cancer, angiogenesis and osteoporosis. In January 2003, we decided to concentrate primarily on the development of our own technology and production capacity. We changed our business model in this manner so that we could retain for our own use the intellectual property we develop and commercialize our proprietary technologies with production facilities that we hoped to develop. During 2003 and 2004, we directed our efforts towards the establishment of a production facility and raising capital to finance that facility and its operations. As of the date of this Form 10-KSB, we have begun commercial production in order to create inventories so that we can fill orders quickly, but we currently have few customers and have not yet generated meaningful cash flow from operations.

We have not been involved in any bankruptcy, receivership or similar proceedings during the last three years.

Business of the Issuer

We are a biotechnology company dedicated to the production of pharmaceuticals and specialty chemicals and compounds for sale to businesses in the pharmaceutical, neutraceutical, food and agriculture industries. We focus on compounds that have proven therapeutic or nutritional value in humans, plants and/or animals, but our products also have industrial uses. We use new technologies to make our products. We expect to be a bulk supplier of our products, and to sell them principally to businesses, not to individual consumers.

We create our products by using biotechnology and pharmaceutical science to manipulate basic materials — typically carbohydrates — to alter their structure and interactive characteristics. Our intellectual property helps us to manipulate these materials chemically, altering their size, purity, shape, solubility, interactivity and chemical characteristics to produce a wide range of functionality with important business uses.

We look for ways to engineer production processes so that they consume less energy and generate less waste than conventional production processes. We strive to reduce the need for production equipment and waste handling equipment. Our goal is to develop processes that are less capital-intensive and less polluting. If we are successful in achieving these objectives, we can make products at lower cost than our competitors, sell our products at competitive prices, and maintain good margins.

Our officers have experience in building and operating biopharmaceutical and chemical production facilities. Using their scientific backgrounds, they have developed an expertise in improving production processes. We have two U.S. patents and six pending patent applications in this field.

We have in-house research and development capabilities with expertise in advanced biology, chemistry, chemical engineering, metabolic engineering, bioprocess engineering, and computer simulation science. By “metabolic engineering”, we mean the quantitative understanding of cell functions as integrated molecular systems. By “bioprocess engineering”, we mean the design of cellular systems for use in bioreactors, taking into account the special challenges of technical production processes. And by “computer simulation science,” we mean the discipline of designing a model of an actual or theoretical physical system, executing the model on a digital computer, and analyzing the execution output. We use the results obtained through the application of this expertise for the development of efficient production programs.

Principal Products

Currently, our product line consists of carbohydrate derivatives, especially gluconates and lactates. Our patented production processes results in carbohydrate-derived products of exceptional purity. Carbohydrate derivative products are used in a wide range of pharmaceutical, nutraceutical, food and industrial products. Our product mix includes:

(1)	Glucono-delta lactone, a substance that is used in the pharmaceutical, neutraceutical, bakery and dairy industries. For example, this product is used to extend the shelf life of doughnuts.
(2)	Sodium lactate and potassium lactate, which are used as anti-microbial agents in meat and poultry packing and processing. Sodium lactate is also used in the production of some soaps.
(3)	Calcium gluconate, a dietary supplement used to treat calcium deficiencies which, among other things, can lead to osteoporosis.
(4)	Potassium gluconate, used to treat potassium deficiencies resulting from dialysis and end stage renal disease.
(5)	Zinc gluconate, which can be used in lozenges to treat the symptoms of common colds, as anti-viral compounds in contraceptive devices, and in cosmetics.
(6)	Magnesium gluconate, which can be used in human nutraceuticals and as a veterinary feed supplement. It also improves the absorption of calcium in humans.
(7)	Manganese gluconate, which can be used in nutritional supplements.
(8)	Ferrous gluconate, which is used to deliver iron in the treatment of anemia in humans; and in the pork and poultry business.
(9)	Copper gluconate has applications in the food, cosmetic and oral health care markets.
(10)	Gluconic acid, which is used in the food and beverage industry and as a pharmaceutical additive/bulking agent.
(11)	Sodium gluconate, which is used as a component in industrial cleaning agents used to clean metal and glass, and in paint removal.

Some of the market opportunities for our products are:

Calcium Supplements. We have developed a proprietary process to deliver calcium in foods or beverages such as coffee, bottled water, soft drinks, beverages, soup and dehydrated sauces without altering the taste or the flavor of the food or beverage. We have filed U.S. patent applications to gain patent protection for our process. To the best of our knowledge, no one else has the ability to add calcium in a manner that does not affect the taste or flavor of the food or beverage.

Baking and Dairy Industries. We make products that are used in the baking and dairy industries, such as in frozen dough for donuts, breads, and pastries; and to process cheese.
Meat Processing. The meat processing industry uses sodium lactate and potassium lactate to protect meat from bacterial contamination. [Source: Zhu, Cordray and Ahn, “Control of Listeria monocytogenes Contamination in Ready-to-Eat Meats” (2005), available at http://www.ift.org/pdfs/crfsfs/crfsfsv4n2p34-42ms20050055.pdf.] IntePharm has developed a process to manufacture these preservatives at a low cost, which should give the company high operating margins. The Company is in active negotiation with some distributors of these products.

Soil Supplement. IntePharm has developed a patent pending proprietary mixture of efficient biodegradable soil supplements that improve the productivity of plants and crops. IntePharm’s product avoids the toxicity of non biodegradable EDTA. The Company is in the process of starting field trials with the product.

We have made production samples of many of these compounds for use in the sales process, so that potential customers can perform quality assurance testing of our products. We are also producing some of these compounds in quantity to create inventories that may be sold on short notice.

Our current production processes are specifically designed for the production of carbohydrate derivatives. We have no current intention of adapting these processes to make other products. We do, however, intend to broaden our product offerings in the future if our research and development efforts are successful.

Distribution. We hope to sell our products to pharmaceutical, neutraceutical, food industry agricultural and commercial end-users. We are currently in discussions with a number of distributors and commercial users of gluconate and lactate derivative products, and with potential customers whom we believe would be well served by replacing existing ingredients with one or more of our products. Most of these discussions are at an early stage. We have supplied several potential customers with production samples. We have entered into a 5-year supply agreement with Fragchem Corporation (“Fragchem”), a distributor based in Niles, Illinois, that has agreed to purchase $6 million of our gluconate products annually, starting in May 2005. Under this Agreement, we agreed to charge Fragchem 10-15% less than the price that Fragchem charges to its customers. As of July 31, 2005, Fragchem had only provided us with one small purchase order. Fragchem does not have any right to terminate the agreement other than for breach of the agreement by us. We are not aware of any breach of the agreement by us, and Fragchem has not notified us that we are in breach. We have also signed a license agreement with Naples Marketing Systems, Inc. (“Naples”), of Arlington, MA, a distributor that has advised us of its plan to order $2.5 million of a calcium-supplement beverage product from us in the first year after its product launch, currently expected in mid-2005. Naples has placed a $205,000 purchase order for bulk delivery of our product, which we expect to fill in September 2005. This license agreement does not have any minimum sales requirement, license fees, or royalties. It does, however, require the licensee to purchase its ingredients from us, to the extent that was can make them. Naples is currently finalizing the design of the packaging of its products, and we are exploring the possibility of packaging (or subcontracting the packaging) for Naples.

The sales process for our products can be lengthy. We believe that an industrial user of gluconate derivate products should be able to make a purchasing decision within a month or two; and that a pharmaceutical or food industry customer will require more time to evaluate the product and make a decision. If the customer is not already a user of gluconate derivatives, but is considering replacing an existing ingredient with a gluconate derivative, the purchasing decision will be lengthier and more complex, taking up to two years. This sales process does not involve a substantial commitment of our resources, but does require time.

We have a sales manager, and are developing relationships with external distributors. We are not involved in any collaborations or strategic partnerships for the purpose of achieving market penetration of our products.

Competition. We will be a small producer in industries where substantial resources are generally devoted to sales and marketing. Gluconate products similar to ours are made by Jost Chemical Corporation, of St Louis, MO; Jungbunzlauer AG, a Swiss company with a gluconate production facility in France; PMP Fermentation Products, Inc., of Peoria, Illinois, a subsidiary of Fuso Chemical Company (Japan); and PURAC, a subsidiary of the Dutch multinational CSM NV with a gluconate production facility in Jamesville, Wisconsin. PURAC also has six lactate production facilities worldwide, including two in the US. Other principal lactate manufacturers include Cargill and Archer Daniels Midland (ADM).

We also understand that there are also manufacturers in China and India, although we are not aware of who they are or what they production capacities may be. Some of our competitors, especially PURAC, Cargill, ADM and Jungbunzlauer AG, are well-established companies with stronger financial resources, more experience in large-scale production, and more established relationships with purchasers of these products, and worldwide sales networks. Since many of our potential customers are in the Midwest, and since the Midwest is also a source of supply of our raw materials, Cargill, ADM, PMP Fermentation Products and Jost Chemical Corp incur less transportation cost than we will have to incur, and therefore have a cost advantage over us. We know very little about our competitors in Asia. We presume that they have lower labor and materials costs than we do; but that our relative proximity to US-based customers gives us an advantage both in terms of transportation costs and in delivery time.

Source and Availability of Raw Materials; Principal Suppliers. The primary raw materials of our carbohydrate derivatives is glucose (sometimes called dextrose) which is derived from corn; and lactic acid, which is derived from glucose. Glucose is a commodity product that is widely available from such companies as Corn Products International. Lactic acid is widely available. Our principal suppliers have been Boremco, Inc. and Ashland Chemicals Inc. both distributors. While this materials is readily available, its price is often related to the prices of energy and corn, and thus may be volatile.

Dependence on Major Customers. We have signed a supply agreement with a distributor who has agreed to purchasing $6 million of our products annually over a five year period. Currently, we have no other major customers. We have several potential customers who are evaluating production samples for suitability, and a potential customer that is embarking on the launch of a branded beverage product using our calcium delivery formulation.

Proprietary Rights and Licensing. We rely heavily on patents and trade secrets to protect our production techniques. Currently, we are the exclusive licensee of two issued patents, U.S. patent nos. 6,416,981 and 6,828,130 relating to the production of gluconate derivatives; and a divisional patent application that broadens the protection with respect to gluconate derivatives. The issued patents are a key component of our business plan. This patented process involves the conversion of glucose (a readily available commodity) into gluconic acid, which is more suitable for combination with other elements or compounds that have nutritional or therapeutic value. Three of our directors, through their partnership, NEC Partnership, have entered into a license with us granting us exclusive rights to these patents and non-exclusive rights to related trade secret information. Under the terms of the license, we are required to pay a 3% royalty to NEC Partners for sales of products made with the process covered by the patent, or $25,000 per quarter, whichever is greater. The quarterly minimum does not apply prior to the first three quarters of 2005. The 3% royalty and the $25,000 minimum quarterly payment are reduced by one-half if we continue to employ all three of the NEC partners on a full-time basis. See Certain Relationships and Related Transactions, below for a fuller description of this license agreement. We are also the owners of six US patent applications related to other aspects of our gluconate derivative technology.

We anticipate substantial ongoing patent filing activity relating to our existing technology and new technology which is in the process of development.

We seek to limit disclosure of our intellectual property by requiring employees, consultants and any third party with access to ours proprietary information to execute confidentiality agreements and by restricting access to the proprietary part of the applications.

Regulatory Background. Our current product portfolio consists of already proven clinically active compounds that do not require further regulatory approval. Nevertheless, our products must comply with United States Pharmacopoeia (USP) standards as well as our customers’ quality standards. Tests on samples produced so far indicate that our products meet USP standards.

We intend to produce our products in compliance with the FDA’s Current Good Manufacturing Practice (cGMP) standards, where appropriate. Our officers have collectively over sixty years of experience with cGMP standards and are confident that their production processes will meet or exceed these requirements.

Research and Development Expenditures. We spent $45,000 and $452,116 on research and development in 2003 and 2004, respectively. Of these amounts, $25,000 and $0, respectively, was borne by customers. Of the amount spent in 2004, approximately $407,166 was spent on the development of our carbohydrate production technology, and $45,000 was spent on our recombinant generic drug development research.

Environmental Compliance. We do not use or generate hazardous materials in our production. Our wastewater is expected to meet standards permitting use of the Fitchburg wastewater treatment facility without any supplemental treatment. The total cost of wastewater disposal will be quite modest. We believe that our production processes are less costly, in environmental terms, than the production processes currently used by our competitors.

Employees. As of September 23, 2005 (the date of this filing) we had 9 full-time and one part-time employees. Of these, two are senior management who also perform research and development work.

Item 2. Description of Property.

We own no real estate. We lease a 38,000 square foot production building in Fitchburg, Massachusetts which we use for our operations. The building is located on an 11-acre parcel of land.

The lease term for the Fitchburg facility commenced in September 2003 and continues through September 2008. Base rent for the facility for the current year of the lease (which continues through September 24, 2005) is $11,608 per month. The base rent of the lease increases annually by 3% thereafter. This base rent is payable in the form of our common stock, valued at $1.00 per share. As a result, only “additional rent” (for utility services, maintenance, insurance, taxes and the like) is payable in cash. We have the option to purchase the Fitchburg property (including the land) in September 2006, and are obligated to do so by September 2008. The lease does not specify the consequences of a failure to purchase the property by September 2008. We have been advised that we would be liable to the landlord for the excess, if any, of the price at which would then be obligated to purchase the property (approximately $1.75 million) over its then-current value. If we have not purchased the property by September 2006, the base rent will be payable 50% in cash and 50% in stock. We may accelerate our option to purchase to September 2005 if we have by then filed a shelf registration statement with the SEC permitting the landlord to sell the IntePharm common stock that it has received as rent payments. The purchase price of the property will be approximately $1.1 million plus 10% compounded for each full 12-month period from September 2003 through the date of the purchase. The building is in good condition. Our rent payments are personally guaranteed by Chinmay Chatterjee, Nilu Chatterjee and Edward Furtado.

The Fitchburg facility includes laboratories and offices for secretarial and other support services. The laboratories meet BL I/II standards as per CDC/NIH guidelines for recombinant microbial and plant research activities. The facility includes several dedicated HVAC units for air supplies. The laboratories are all equipped with large autoclave, Biosafety Cabinets, temperature controlled multiple incubators, bioreactors, microscopes, UV/Visible spectrophotometer, centrifuges, -80oC Freezers, chromatography equipment and other analytical instruments required for advanced biotechnology research and biopharmaceutical production operations.

Investment Policies. We currently invest our surplus funds in bank instruments and accounts. We do not invest in real estate or mortgages.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings, nor is our property the subject of any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.  The Company’s common stock is traded on the basis of inter-dealer quotations that are reported in the Pink Sheets. The prices shown reflect inter-dealer bid prices, without retail mark-up, mark-down or commission. The range of high and low bid information for IntePharm’s common stock for each quarter during of the last two years, are as follows:

		Lo	Hi

2003	Q1	$0.20	$0.51
	Q2	$0.07	$0.22
	Q3	$0.28	$2.70
	Q4	$1.25	$2.35

2004	Q1	$1.40	$3.75
	Q2	$2.70	$3.30
	Q3	$2.35	$3.23
	Q4	$1.70	$3.17

As of December 31, 2004, there were approximately 487 holders of the Company’s common stock.

The Company has not declared any dividends on its common stock during the past two years. The Company is not subject to any restrictions on its ability to declare dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

The following summarizes the securities sold by IntePharm since January 1, 2002. All securities were sold for cash unless otherwise noted. All cash sales were effected in private transactions to persons believed to be "accredited investors" who were purchasing the shares with an investment intent. In each case, we relied upon section 4(2) and/or section 4(6) of the Securities Act of 1933 (the “Securities Act”) as the basis for an exemption from the registration requirements of the Securities Act and U.S. Securities and Exchange Commission (“SEC”) regulation D, except as noted below. We engaged in no public solicitation in the offer or sale of the securities. The securities were legended shares, and, in the case of our common stock, our transfer agent was advised that the shares being issued were restricted securities within the meaning of SEC rule 144. We did not use underwriters for any of the transactions described below. Therefore, these transactions did not involve underwriter discounts or commissions.

In 2000 and 2001, the Company sold convertible notes (the “Round 1 Notes”) having an aggregate principal amount of $302,500. As these notes matured, extensions of the maturity dates were granted in exchange for additional shares of common stock. A total of 95,000 shares were issued in this manner in 2002, and 141,250 were so issued in 2003. In April 2004, all holders of these notes voluntarily converted their notes into common stock. Most holders converted at $0.75 per share, the conversion price as adjusted. All holders were offered the alternative of converting at $1.00 per share and receiving an additional common stock purchase warrant. Some holders chose this alternative. As a result, a total of 464,320 shares, and warrants to purchase an additional 50,928 shares at $2.50 per share, were issued to these note holders. These amounts included the conversion of accrued interest into common stock.

In 2003 and 2004, we sold convertible notes (the “Round 2 Notes”) having an aggregate principal amount of $1,139,900. Purchasers of these notes were issued an aggregate of 569,950 shares of common stock at the time of their investment, and warrants, exercisable at $2.50 per share, to purchase an additional 1,139,900 shares of our common stock. These notes were convertible into common stock at $1.25 per share. In April 2004, holders of convertible notes having an outstanding principal amount of $1,014,900 voluntarily converted their notes into common stock at that price. A total of 859,579 shares were issued to these note holders upon conversion. In November 2004, holders of the remaining convertible notes, having a principal balance of $125,000, converted their notes into common stock, receiving 110,822 shares and warrants to purchase 125,000 shares of common stock.

In March and May 2004, the Company closed on a private placement of common stock in which $5,721,000 was invested in the Company. Except as noted below, the stock was issued at $1.00 per share, and each investor received a warrant to purchase one share of common stock at $2.50 per share for each two shares of stock purchased in the private placement. Warrants for a total of 2,904,625 shares were issued to these investors.

Investors in the 2004 private placement were granted certain rights under a Registration Rights Agreement (the “RRA”). The RRA grants to the holders of the common stock sold in that offering, and to holders of common stock acquired through the exercise of warrants acquired in that offering, the right to participate in any offering of the Company registered under the Securities Act, other than registrations on form S-8 or S-4. In addition, those with rights under the RRA may, on one occasion, require the Company to file a registration statement for the offer of common stock by them. This right is subject to certain conditions and limitations as described in the RRA. The benefit of participation in the RRA was extended to the holders of the Round 1 Notes and Round 2 Notes who voluntarily converted their notes into common stock in 2004.  As described earlier in Part I, Item 7 (Certain Relationships and Related Transactions), David Smith received discount on the first $1,000,000 of his investment, resulting in the issuance to him of an additional 176,500 shares of common stock and an additional 44,125 warrants. Part I, Item 7 also describes the issuance of options to purchase an aggregate of 1,013,000 shares of common stock to our executive officers. We intend to have these options qualify as incentive stock options and we issued them pursuant to SEC rule 701. As of February 1, 2005, incentive stock options for an additional 345,000 shares of stock have been issued to other employees pursuant to SEC rule 701. Of these, options for 85,000 shares have expired unexercised.

In 2005, we have undertaken a private placement of our common stock at $.75 per share. This offering is being made solely to accredited investors. As of August 15, 2005, we had received subscriptions for $782,875 of common stock pursuant to this private placement. Investors in this private placement are being issued common stock at $0.75 per share, plus warrants expiring December 31, 2007 exercisable at $1.50 per share covering 40% of the number of shares of common stock being purchased in the private placement.

We lease our Fitchburg facility on terms that call for the payment of base rent in the form of common stock. See Item 3 (Description of Property) above. Base rent for the facility for the first year of the lease, which ended on September 24, 2004, was $10,942.37 per month. This rent was payable in the form of our common stock at the rate of $1.00 per share. As of July 8, 2005, we had accrued $224,076 of rents payable in this form and had issued 224,076 shares of common stock to the landlord pursuant to the lease. We believe that the landlord is an accredited investor within the meaning of SEC regulation D, and have issued shares to the landlord in reliance upon the exemption provided by section 4(2) of the Securities Act.
As of July 8, 2005, we had also issued 305,800 shares common stock to individuals who are not our employees in exchange for services. We believe these issuances to be covered by SEC rule 701 and/or section 4(2) of the Securities Act. As of July 8, 2005, we had also issued 161,800 shares of common stock to businesses, including a law firm, two construction companies and a securities research organization, in exchange for services provided on a discounted basis. As of July 8, 2005, we had also engaged consultants to provide advisory services to us in exchange for warrants to acquire 1,236,800 shares of common stock and an incentive option to acquire 15,000 shares of common stock.

The following table summarizes the issuances, from January 1, 2002 through July 8, 2005, described above:

Nature of Investor	Consideration to Company	Total Shares Issued		Warrants Issued	Options Issued	Principal Amount of Notes Still Outstanding
Round 1 Note holders	extension and conversion of notes	609,776		50,928	0	0
Round 2 Note holders	$1,139,900	1,429,529		1,139,900	0	0
2004 Private Placement investors	$5,721,000	5,897,500		2,904,625	0	N/A
2005 Private Placement investors	$782,875	1,043,833 (to be issued	)	417,533	0	N/A
David Smith	One year of service as a director	14,368		0	0	N/A
Landlord	Discharge of rent obligations of $212,930	269,280		0	0	N/A
Consultants	see below	467,600		1,236,800	15,000	N/A
Total		9,739,120		5,749,786	15,000

The consideration received by the Company in connection with shares issued to service providers between January 1, 2003 and July 8, 2005 can be summarized as follows:

Service Provider	Number of Shares	Number of Shares Covered by Warrants	Number of Shares Covered by Options Issued	Exercise Price of Options and Warrants	Nature of Services
Bromberg & Sunstein LLP	113,562	0	0	N/A	Legal services
James Chantilas	140,400	100,000	0	$2.50	Real estate consulting services
Sally Johnson-Chin	0	150,000	0	$1.00	Advisory board services
James Czirr	0	472,000	0	$1.00	Business consulting services
Kathy Drew	140,400	100,000	0	$2.50	Business consulting services
Edwardesen Painting	16,412	0	0	N/A	Painting services
C. Miserlis	25,000	180,000	0	$1.00	Advisory board services
Omni Capital	3,333	0	0	N/A	Securities research
The Research Works	21,667	0	0	N/A	Securities research
Tomlinson Programs	0	84,800	0	$1.00	Finder’s fee
Vijay Verma	0	150,000	0	$1.00	Business consulting services
Wachusetts Development & Construction	14,060	0	0	N/A	Construction services
Janet Elicone			15,000	$0.18	Accounting services
Total	474,834	1,236,800	15,000

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the accompanying financial statements and the notes to those financial statements included elsewhere in this Form 10-SB. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-SB.

We generated almost no operating revenue during the calendar year of 2003, which was a year of transition from a contract research organization to a development stage production company. We had no operating revenue during 2004; and our operating revenue for the first six months of 2005 was $34,650.

Plan of Operation. We are now producing gluconate and lactate products in our facility in Fitchburg, Massachusetts, building our inventories for sale. We continue to install and test additional production equipment in order to increase our throughput and production flexibility. During the next twelve months, we expect to spend approximately $1.3 million on this equipment, assuming availability of funds.

As of August 15, 2005, our cash position was approximately $420,000. We believe that this will be sufficient to sustain our operations through October 2005, by which time we will need either to generate cash flow from the sale of carbohydrate derivatives or raise additional capital to sustain our operations.

We have received preliminary approval from the Massachusetts Development Finance Agency for the sale of approximately $5 million in industrial revenue bonds. These funds could be used primarily for the purchase of additional plant and equipment, including a possible expansion of our building in Fitchburg, MA. Our ability to place these bonds will depend, however, upon a demonstrated ability to produce and sell our products.

Research & Development

In-House R&D. We have four scientists actively engaged in research and development, and expect to hire three more during the next twelve months. Our budget for in-house R&D for the next twelve months is $600,000, assuming availability of funds. We contemplate undertaking three research and development (“R&D”) projects: the Calcium Supplement Project, the Baking/Dairy Project, and the Generic Drug Project. The first two projects are short-term, relatively inexpensive projects intended to develop or expand markets for the Company’s gluconate / lactate products. The Generic Drug project is a longer-term project aimed at developing new products for the pharmaceutical industry.

The Calcium Supplement Project. We have filed two patent applications relating to a new process for adding a calcium supplement to beverages in a manner that does not affect the taste or flavor of the beverage. We are currently working with a distributor that wishes to market and sell a popular beverage using our proprietary calcium supplement process. We expect to continue to refine our processes related to the calcium supplement product as we gain experience in making this product. We expect this product to be in commercial use by the third quarter of 2005.

The Baking/Dairy Product. We have filed two patent applications relating to the production and distribution of a popular food product that relates to dairy and baking consumption. We are currently refining its technology in this area. We hope to have this product ready to sell in late 2005, and to have actual sales in 2006.

The Generic Drug Project. We are conducting preliminary research concerning the production of generic drugs through novel recombinant DNA processes. By “recombinant DNA processes” we mean a process whereby the DNA of an organism, such as the bacterium E Coli, is modified in a manner that causes it to produce a desired compound. The organism then reproduces, and a colony of organisms that produce the compound can be purified.

Our generic drug project has been underway since August 2004. As of June 30, 2005, we had spent approximately $47,000 on this project. This project is too early in its development for us to know how long the project will take. We are not dependant upon cash inflows from the results of this project to fund our business.

Plant and Equipment. Our expenditures through June 30, 2005 on plant and equipment have totaled approximately $2.7 million. Assuming availability of funds, we expect to spend an additional $1.3 million in the next twelve months on the purchase, installation and testing of production equipment in our Fitchburg, Massachusetts production facility.

Changes in Number of Employees. As of December 31, 2004, we had 19 full-time and two part-time employees. In August 2005, in an attempt to cut costs, we laid off all but 8 full-time and one part-time employees. If sales orders increase, we will need to increase or staffing levels to support higher production levels..

Management’s Discussion and Analysis of Financial Condition and Operations

Financial Condition. In 2003, we focused our business strategy and concentrated on building a production company. We borrowed $750,000 from investors, issuing convertible notes (the “Round 2 Notes”) to them. The proceeds of this financing activity were used primarily to finance our development stage activities, although approximately $25,000 was applied to repayment of the loans from our directors. We also issued 141,250 shares of common stock to holders of previously issued convertible notes (the “Round 1 Notes”) in consideration for their extension of the maturities of the notes. At the end of 2003, our cash position was approximately $250,000.

In 2004, we raised approximately $5.6 million (net of expenses) through the sale of common stock, plus nearly $400,000 through the sale of Round 2 Notes. Prior to December 31, 2004, holders of all Round 1 and Round 2 Notes converted their notes to common stock. Our cash position at December 31, 2004 was approximately $1.46 million. During 2004 we applied about $41,000 towards the repayment in full of the loans from our directors.

In 2005, we commenced a private placement of common stock with a goal of raising $5.4 million. To date, we have raised approximately $775,000. Investors in this private placement have purchased common stock at $0.75 per share, and have also received warrants to purchase additional shares at $1.50 per share. The warrants issued to these investors cover 40% of the number of shares purchased in the offering. Thus, if an investor purchased 10,000 shares, that investor would have received a warrant for 4,000 additional shares.

We currently have no commitments for additional capital, nor do we have sources of borrowing.

In December 2004, our monthly cash expenditures totaled approximately $180,000. As a result of cost reductions, our monthly cash expenditures have been reduced to less than $100,000 in September 2005. We are likely to need additional capital if our sales efforts do not result in substantial orders by October 2005. We have no current made commitments requiring us to make capital expenditures.

Other than as described above, we know of no long-term or short-term trends or events that have or are reasonably likely to have a material impact on or short-term or long-term liquidity. Our long-term liquidity will be affected by our ability to generate sales, which is subject to uncertainties previously described in this Form 10SB. We are subject to only modest formal commitments for capital expenditures, but our intention is to spend approximately $1.3 million on equipment in the next 12 months. In addition, we are obligated to purchase our Fitchburg facility by September 2008. At that time, the purchase price would be approximately $1.75 million. We have not yet arranged for financing for this purchase.

Our capital needs in the next year will depend upon the amount and mix of purchase orders that we receive (assuming that we received such orders at all). We hope to be able to generate significant operating profit by utilizing the production capacity of the equipment that we already have in place. Assuming that we generate some sales orders by October 2005, we should be able to pay for the cost filling the orders out of our working capital. If the orders that we receive are for substantially greater volumes than we expect, it is possible we will need to install additional equipment to fill those orders, which would require additional capital. We have not secured any commitments for such capital, but have retained Jessup & Lamont to assist us in raising such capital if it is needed.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Operations. We have just begun to produce our products on a commercial scale, and have filled only one purchase order to a paying customer, whose payment was received in 2005. Our only operations during the periods presented in the financial statements included in this Form 10SB were during the month of January 2003, when we were completing our last contract R&D project. Those operations, conducted at a different facility in a different line of business, are not material in their scope or relevant to the Company’s current business or plans.

Other than as described above, we know of no trends or events that we expect to have a material impact on our net sales or revenues or income from continuing operations. The uncertainties associated with our net sales and revenues are those typical of an early stage company with no customers. We must, make production samples, establish relationships with prospective customers, have our samples pass the quality tests of these customers, compete successfully on price, and make and deliver products on time and within budget. All of these are new challenges for us. We have experienced executives who believe that they can meet these challenges, but there can be no assurance that they will succeed.

There are no significant elements of income or loss that do not arise from our operations. At the moment, there do not appear to be seasonal aspects to our business.

Item 7. Financial Statements.

The reports of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report. See "Index to Financial Statements" on page 19.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Chinmay Chatterjee, President and CEO has evaluated the Company’s disclosure controls and procedures and concluded that they are effective. He concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officer’s evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers, their present positions, and their ages are as follows:

Name	Age	Office with IntePharm
Chinmay Chatterjee, Ph. D.	45	President and Director
Nilu P. Chatterjee, Ph.D.	46	Vice-President of Research and Development and Director
Edward D. Furtado	50	Vice-President of Operations, Secretary and Director
David H. Smith II	65	Director
Sally Johnson Chin	57	Director

All of our officers work full-time for the Company.

The following biographies describe the business experience of IntePharm’s directors, officers and key employees.

Chinmay Chatterjee, Ph.D. is the President and a Director of IntePharm. He has been a director of IntePharm since 2000, when it acquired APTI. He held the same positions at APTI since its inception in 1998. Prior to founding APTI in 1998, Dr. Chatterjee was employed from 1997 to 1998 by Shooshanian Process Engineering & Construction, Inc., Stoneham MA, as the Director of Process Technology and Engineering. In that position Dr. Chatterjee was responsible for business development and interaction with biotech/specialty chemicals manufacturing clients and led the engineering staff members for design and installation of FDA/EEC regulated biopharmaceutical and specialty chemical plants. From 1993 to 1997 Dr. Chatterjee was employed by Creative BioMolecules, Inc., Hopkinton, MA as head of microbial process development research and development and also as Project Manager for the design and installation of a licensed medical device manufacturing facility. From 1991-93, Dr. C. Chatterjee was a BioProcess Engineer in Badger Engineers, Inc. ( a Raytheon Company). From 1989-92 he was a Process Development Engineer at Biotechnica International, Inc. in Cambridge, MA. Dr. Chatterjee received his Ph.D. in Biochemical Engineering from Worcester Polytechnic Institute, Worcester, MA and Master’s Degree in Chemical Engineering from Northeastern University, Boston. Dr. Chatterjee also received his Master’s and Bachelor’s degree in Biochemical Engineering from Jadavpur University in India and a Bachelor’s degree in Chemistry from University of Calcutta, India. Dr. Chatterjee has publications in peer reviewed journals and is the primary inventor of issued patents.

Nilu P. Chatterjee, Ph.D. is the Vice-President of Research and Development and Director of IntePharm. She has been a director of IntePharm since 2000, when it acquired APTI. She held the same positions at APTI since its inception in 1998. Prior to founding APTI in 1998, Dr Chatterjee was employed from 1989-1998 by OmniGene Bioproducts, Inc., OmniGene, Inc., and Biotechnica International, Inc., in Cambridge, MA as a Biochemical Engineer. In that position she was responsible for research project management and the development of process technology for the production of enzymes, proteins vitamins and other fine specialty chemicals using recombinant DNA. Dr. N. Chatterjee received her Ph.D. from Worcester Polytechnic Institute, Worcester, MA in Biochemical Engineering. Dr. N. Chatterjee has also received Master’s Degree in Chemical Engineering from Northeastern University, Boston. She also received her Master’s and Bachelor’s degree in Biochemical Engineering from Jadavpur University in India and a Bachelor’s degree in Chemistry from University of Calcutta, India. Dr. N. Chatterjee is a member of the American Society for Microbiology, the American Institute of Chemical Engineers and other professional organizations. She has numerous publications on her research works in scholarly journals and is a co-inventor of issued patents.

Edward D. Furtado is the Vice-President of Operations and a Director of IntePharm, a position he has held since 2000, when it acquired APTI. He held the same positions at APTI since the inception in 1998. He has been a director of IntePharm since 2000, when it acquired APTI. From 1995 to 1998, he was Senior Mechanical Engineer with Shooshanian Process Engineering & Construction, Inc., Stoneham MA. Mr. Furtado graduated from Northeastern University with a degree in Mechanical Engineering. Mr. Furtado is a member of the American Society of Heating, Refrigeration and Air Conditioning Engineers, the American Society of Plumbing Engineers and the Construction Specifications Institute and is a co-inventor of issued patents.

David H. Smith II has been a director of the Company since February 2004. Since 1996, he has been a founder and managing director of the following venture capital funds: Interim Advantage Fund, LLC (founded in 1996), Contra V.C., LLC (founded in 1998), Tailwind V.C., LLC (founded in 2000) and Fivex, LLC (founded in 2004). He has had significant business experience in the clinical laboratory industry. He was a co-founder, Vice President and Director of Canberra Industries, a large publicly-traded manufacturer of analytical instruments, and also of Canberra Clinical Laboratories, which was sold in 1986 to MetPath, Inc., a subsidiary of Corning, Inc. Mr. Smith received a B.A. degree in Political Science from Hampden-Sydney College. He is also a director of Pro-Pharmaceuticals, Inc., a reporting company under the Exchange Act; and of Sention, Inc. and Spincor LLC.

Sally Johnson-Chin, a director of the Company, is Vice President of Finance and Administration of Oechsle International Advisors, LLC, a Boston based financial services management company. She has been with Oechsle International since 1999. Ms. Johnson-Chin received an MBA from Babson College, earned her CPA in Massachusetts in 1980, and has been an auditor for Ernst & Young, LLP.

Other than Mr. Smith, none of the directors of IntePharm serves as a director of any other SEC reporting company.

Family Relationships. Drs. Chinmay Chatterjee and Nilu Chatterjee are husband and wife. No other family relationships exist among our officers and directors.

Involvement in Certain Legal Proceedings. No director or executive officer of IntePharm has, during the past five years, (i) been involved as a general partner or executive officer of any business that has been the subject of a bankruptcy petition, (ii) been convicted of a crime (other than traffic violations and other minor offenses; (3) been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or (4) been found by a court, the SEC or the CFTC to have violated a securities or commodities law.

Audit Committee Financial Expert. The Audit Committee of the Board of IntePharm currently consists of David Smith, Chinmay Chatterjee and Sally Johnson-Chin. Ms. Johnson-Chin qualifies as a financial expert, but would not qualify as “independent” under the AMEX or NASDAQ rules of audit committee composition because she is receiving compensation for consulting services being rendered to IntePharm.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the officers and directors of the Company has failed to file, on a timely basis, reports required by section 16(a) of the Exchange Act during the most recent fiscal year. The reason for this failure is that the Company was unaware that its Exchange Act registration statement became effective on November 27, 2004, notwithstanding the Company’s having filed a delaying amendment intended to delay the effectiveness of that registration statement. The Company first learned of the effectiveness of this registration statement in a letter from the Securities Exchange Commission dated September 8, 2005, and had filed this Form 10SBK on the same day that the officers and directors of the Company have filed their Forms 3 under the Exchange Act. The Company is not aware of any transactions that should have been disclosed on Form 4 but were not disclosed.

Code of Ethics

The Company has adopted a Financial Code of Ethics applicable to the Company’s CEO, CFO principal accounting officer or controller, and persons performing similar functions, including its Treasurer. A copy of the Financial Code of Ethics is attached hereto as Exhibit 14.

Item 10. Executive Compensation.

The following table provides a summary of the compensation paid to each of our executive officers for the year ended December 31, 2004. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in that period. No executive officer who would have otherwise been included in this table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Chinmay Chatterjee, President & CEO	2004	$90,000	$27,500	$18,454	None	200,000	None	None
Edward Furtado, Vice-President of Operations	2004	$80,000	$17,500	$18,908	None	70,000	None	None
Nilu Chatterjee, Vice-President of Research and Development	2004	$80,000	$23,750	$18,454	None	193,000	None	None

All amounts shown as Other Annual Compensation are health and dental insurance premiums paid on behalf of the executives, and automobile allowance payments made to Mr. and Mrs. Chatterjee and to Mr. Furtado.

On December 16, 2002, the Board of Directors adopted IntePharm’s 2002 Stock Plan, which provides for the granting to officers and key employees options to acquire stock in IntePharm. The plan was approved by our stockholders at a special meeting held on December 12, 2003. On August 28, 2004, the Board increased the size of the plan from 1.2 million shares to 1.6 million shares. This action was ratified by the Company’s shareholders at their annual meeting held on November 3, 2004. The full Board of Directors currently serves as the Stock Option Committee for the purpose of administering the plan. The following table summarizes the options granted to executive officers during 2004.

Option/SAR Grants in Last Fiscal Year
Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Chinmay Chatterjee	200,000	30.0%	$1.10	3-19-09
Edward Furtado	70,000	10.5%	$1.00	3-19-09
Nilu Chatterjee	193,000	28.9%	$1.00	3-19-09

No stock options were exercised by executives of the Company during 2004. We do not have a long-term incentive plan in place.

In 2004, three of our directors were employees of the Company, and received no separate compensation for serving as directors.

David Smith and Sally Johnson-Chin are the only directors who are not employees of the Company. The Company compensates Mr. Smith at the annual rate of $25,000, provided that he attends 90% of the Board’s meeting. This director’s fee is payable in common stock valued as of the time that the compensation is paid. Ms. Johnson-Chin performs services for the Company both as a director and as a consultant. For her services in both capacities, she receives cash compensation of $2,000 per month, and her warrant to purchase common stock of the Company at $1.00 per share vests at the rate of 30,000 shares annually for each of the 12-month periods ending July 1, 2005, July 1, 2006 and July 1, 2007. Her consulting contract calls for her to provide financial and accounting consulting services in connection with the strategic and financial planning of the Company. Her time commitment for consulting services is limited to 10 hours per week.

Employment Contracts

The Company currently has no employment contracts with its executive officers. Chinmay Chatterjee, our CEO, is paid at an annual rate of $90,000. Nilu Chatterjee and Edward Furtado are paid at an annual rate of $80,000. In addition as of August 2004, these executives have been receiving car allowances of $2,000 per month (for Chinmay Chatterjee and Nilu Chatterjee) and $1,000 per month (for Edward Furtado). These executives have been deferring 10% of their salaries and their car allowances since July 2005. In September 2005, the salary deferrals of Chinmay Chatterjee and Nilu Chatterjee were increased to 30%.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents, as of December 31, 2004, with respect to plans approved by the shareholders of IntePharm and with respect to plans not so approved:

i.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

ii.	The weighted-average exercise price of the outstanding options, warrants and rights; and

iii.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,283,000	$0.96	317,000
Equity compensation plans not approved by security holders	0	___	0
Total	1,283,000	$0.96	317,000

Certain beneficial owners. The following table provides information regarding beneficial ownership of our common stock as of July 8, 2005 by:

•	each person who beneficially owns more than 5% of all outstanding shares of common stock,

•	each of our directors and executive officers individually, and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, to our knowledge, all persons listed below have sole voting power and investment power and record and beneficial ownership of their shares, except to the extent that authority is shared by spouses under applicable law.

The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person (and/or pursuant to proxies held by that person) that were exercisable on July 8, 2005 or would become exercisable within 60 days following that date are considered outstanding. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 16,479,381 shares of common stock outstanding as of July 8, 2005. As of July 8, 2005, there were 486 holders of record of our common stock (including holders of our options and warrants).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Chinmay Chatterjee 310 Authority Drive Fitchburg, MA 01420	3,547,500(1)	21.0%
David H. Smith II 34 Shorehaven Road Norwalk, CT 06855	3,903,993(2)	23.2%
Nilu P. Chatterjee 310 Authority Drive Fitchburg, MA 01420	1,257,500(3)	7.5%
Edward Furtado 310 Authority Drive Fitchburg, MA 01420	1,230,000(4)	7.3%
Sally Johnson-Chin Oechsle International Advisors, LLC One International Place Boston, MA	557,999(5)	3.3%
All directors and Officers as a group	10,517,992	62.4%

(1)	Includes 187,500 shares subject to a stock option exercisable within 60 days.
(2)
Includes (a) 924,125 shares subject to stock purchase warrants owned directly that can be exercised within 60 days; (b) 690,000 shares owned by entities controlled by Mr. Smith; and (c) 345,000 shares subject to stock purchase warrants owned by entities controlled by Mr. Smith that can be exercised within 60 days. An additional 165,000 shares are owned by Mr. Smith’s family members or trusts established for their benefit, and an additional 82,500 shares are subject to stock purchase warrants owned by those trusts and family members. Mr. Smith disclaims beneficial ownership of the shares and warrants identified in the prior sentence.

(3)	Includes 167,500 shares subject to a stock option exercisable within 60 days.
(4)	Includes 110,000 shares subject to a stock option exercisable within 60 days.
(5)	Includes 240,000 shares subject to stock warrants that can be exercised within 60 days.

Changes in Control

There are no arrangements known to the Registrant the operation of which may at a subsequent time result in the change of control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

In August 2001, Chinmay Chatterjee, Nilu Chatterjee and Edward Furtado (the “NEC Partners”) formed NEC Partnership (“NEC”), and entered into a license agreement with us for patent applications that they had filed prior to becoming affiliated with us. The patent applications, which relate to a process for making gluconate derivatives, have since matured into two issued patent, US patent nos. 6,416,981 and 6,828,130; and a divisional patent application that seeks to broaden the protection with respect to gluconate derivatives.

Under the terms of the license, we paid no license fee, but we are required to pay a 3% royalty to NEC Partners for sales of products made with the process covered by the patent, or $25,000 per quarter, whichever is greater. Pursuant to a letter agreement dated May 5, 2005, the $25,000 quarterly minimum does not apply prior to the fourth quarter of 2005. The 3% royalty and the $25,000 minimum quarterly payment are reduced by one-half if we continue to employ all three of the NEC Partners on a full-time basis. Smaller reductions apply if we employ some but not all of the NEC Partners. NEC Partnership has waived any rights to royalties earned prior to September 30, 2005. Under the license agreement, we agreed to indemnify the NEC Partners from any product liability claim that might arise in connection with the sale of products covered by the patent; and the NEC Partners have agreed to indemnify us if the technology that NEC has licensed to us infringes any patent that had been issued on or prior to the date of the license agreement. NEC may terminate the license if sales of licensed products are less than $5 million during any calendar year after 2005.

In December 2003, we entered into a consulting agreement with Sally Johnson-Chin, who in November 2004 was elected to the Board of Directors. Under that consulting agreement, Ms. Johnson-Chin agreed to provide up to 10 hours per week of strategic and financial planning services to the Company through July 2007. In exchange for these services, the Company agreed to Ms. Johnson-Chin $2,000 per month through December 2005, and granted her a warrant to purchase 150,000 shares of the Company’s common stock. The warrant is subject to a vesting schedule that continues through July 1, 2007. Ms. Johnson-Chin currently receives no additional compensation for her service on the Board of Directors.

In March 2004, we granted incentive stock options to Chinmay Chatterjee (200,000 shares), Edward Furtado (70,000 shares) and Nilu Chatterjee (193,000 shares). Each of these options has a five-year vesting schedule. The option granted to Chinmay Chatterjee has a term of five years, and the other two options have a term of ten years. The options issued to Edward Furtado and Nilu Chatterjee had an exercise price of $1.00; and the option issued to Chinmay Chatterjee had an exercise price of $1.10. At the time of the option grants, the Company had just completed the first round of its 2004 private placement, in which common stock was sold at an average price per share of $0.97. Thus, the exercise price of the options granted to Mr. Furtado and Ms. Chatterjee was greater than the then-current fair market value of the common stock; and the exercise price of the option granted to Mr. Chatterjee was more than 10% greater than the then-current fair market value of the common stock.

From February 2 through May 17, 2004, we consummated our 2004 private placement, in which we raised a total of $5.6 million (net of expenses) through the sale of common stock. We conducted this private placement in reliance upon the exemption from the registration requirements of the 1933 Act in reliance upon the exemption provided by section 4(2) thereof and SEC Regulation D promulgated thereunder. The largest single investor in the private placement was David Smith, who is now one of our directors. Mr. Smith, together with his affiliated entities, and his relatives and trusts established for their benefit, invested $2.615 million in the offering, or more than 45% of the amount raised. Mr. Smith negotiated a discount from the $1.00 offering price, resulting in an average price per share for Mr. Smith and his affiliates of $0.94. The other investors in the 2004 private placement paid $1.00 per share. A rescission offer was made to the other investors because of the discount that Mr. Smith received. No investor expressed a desire to rescind his/her/its investment in the 2004 private placement.

At the time of the 2004 private placement, we invited Mr. Smith to join the board of directors. Mr. Smith is the first non-employee director of the Company, and the first to be compensated for his services as such. Mr. Smith will receive annual compensation in the form of common stock having a value or $25,000, provided that he attends 90% of the board’s meetings during the year.

In August 2004, we issued an incentive option for 75,000 shares to Dr. Hermann Oppermann in connection with his commencement of employment with the Company. This option, which is exercisable at $2.90 per share, vests over 5 years.

In February 2005, we agreed to issue 14,368 shares of stock to David Smith as a fee for his first full year of service as a director. The shares were valued as of the close of trading on February 18, 2005 at $1.74 per share. The total value of these shares at that time was $25,000.

There have been no other transactions or series of transactions, actual or proposed, during the last two years to which we are a party in which any Director, nominee for election as a Director, executive officer or beneficial owner of five percent or more of our Common Stock, or any member of the immediate family of the foregoing, had or is to have a direct or indirect material interest exceeding $60,000.

Item 13. Exhibits.

INDEX TO AND DESCRIPTION OF EXHIBITS

The following documents are filed as exhibits to this Form 10-KSB:

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Integrated Pharmaceuticals, Inc. (1)
3.2	Amended and Restated Bylaws of Integrated Pharmaceuticals, Inc. (2)
4.1	Specimen Certificate for Integrated Pharmaceuticals, Inc. Common Stock, par value $.01 per share (2)
4.2	Form of Common Stock Purchase Warrant (2)
10.1	Amended and Restated Patent License Agreement with NEC Partners (2)
10.2	Lease Agreement with Chantilas Properties, LLC and Advanced Process Technologies, Inc. (2)
10.3	Assignment and Assumption of Lease(2)
10.4	Consulting and Warrant Agreements with James Czirr (2)
10.5	2002 Stock Plan (2)
10.6	Registration Rights Agreement(2)
10.7	First Amended and Restated Supply Agreement with Frag-Chem Corporation (3)
10.8	Letter dated May 5, 2005 amending the Patent License Agreement with NEC Partners (3)
14	Financial Code of Ethics
21	Subsidiaries of Integrated Pharmaceuticals
31	Certification of Chief Financial Officer of the Company as adapted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(1)	Previously filed and incorporated by reference to Amendment No. 1 to the Company's Form 10-SB Registration Statement filed with the Securities and Exchange Commission on December 3, 2004.
(2)	Previously filed and incorporated by reference to the Company's Form 10-SB Registration Statement filed with the Securities and Exchange Commission on September 27, 2004.
(3)	Previously filed and incorporated by reference to Amendment No. 3 to the Company's Form 10-SB Registration Statement filed with the Securities and Exchange Commission on May 12, 2005.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the years 2003 and 2004, the Company’s principal accounting firm was Williams & Webster, PC, of Spokane, Washington. During those years, Williams & Webster PC billed the Company $13,500 and $78,824, respectively, for the audit of the the Company’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory services for those years.

Audit-Related Fees

During the years 2003 and 2004, Williams & Webster did not perform assurance and related services for the Company that were related to the performance of the audit or review of the Company’s financial statements and are not described in the previous paragraph, and did not bill the Company for any such services.

Tax Fees

During the years 2003 and 2004, Williams & Webster did not perform tax compliance or taax planning services for the Company, and did not provide tax advice, nor did Williams & Webster bill the Company for such services.

INDEX TO FINANCIAL STATEMENTS.

The financial statements filed as part of this Form 10-KSB are indexed below and are included at pages F-1 through F-19, which appear at the end of this Form 10-KSB.

INTEGRATED PHARMACEUTICALS, INC. A Development Stage Company Financial Statements December 31, 2004

INTEGRATED PHARMACEUTICALS, INC.

A Development Stage Company

Board of Directors
Integrated Pharmaceuticals, Inc.
Boston, MA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Integrated Pharmaceuticals, Inc. (an Idaho corporation and development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from February 1, 2003 (beginning of development stage) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the results of its operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from February 1, 2003 (beginning of development stage) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Spokane, Washington
Certified Public Accountants
April 28, 2005

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS
Cash	$1,461,708	$253,940
Inventory	83,558	-
Prepaid expenses	42,543	136,626
Total Current Assets	1,587,809	390,566

PROPERTY AND EQUIPMENT, net	2,075,001	65,422

OTHER ASSETS
Investments	2,000	1,750
Deposits	763	6,620
Total Other Assets	2,763	8,370
TOTAL ASSETS	$3,665,573	$464,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$269,030	$190,601
Accrued expenses	114,709	143,759
Convertible notes payable - current portion	--	302,500
Related party long-term debt - current portion	--	19,869
Capital leases payable - current portion	4,646	5,111
Total Current Liabilities	388,385	661,840

LONG-TERM DEBT
Related party loan, less current portion	--	21,254
Convertible notes payable, net of deferred financing costs	--	179,086
Capital lease payable, less current portion	--	4,452
Total Long-Term Debt	--	204,792

Total Liabilities	388,385	866,632

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued	--	--
Common stock, $0.01 par value, 75,000,000 sharesauthorized; 16,443,500 and 8,358,459 shares issued and outstanding, respectively	164,435	83,584
Additional paid-in capital	5,609,581	612,183
Other comprehensive income (loss)	(20)	(100)
Stock options and warrants	6,613,509	520,660
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(8,615,693)	(1,123,977)
Total Stockholders' Equity (Deficit)	3,277,188	(402,274)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,665,573	$464,358

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			February 1, 2003
			(inception of
	Year Ended	Year Ended	development stage)
	December 31, 2004	December 31, 2003	to December 31, 2004

REVENUES	$--	$44,955	$--

COST OF GOODS SOLD
Materials and supplies	--	5,487	--
Labor and benefits	--	19,756	--
Depreciation	--	1,898	--
Other cost of sales	--	2,219	--
Total Cost of Goods Sold	--	29,360	--

GROSS PROFIT	--	15,595	--

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	243,054	23,631	264,716
Research and development	452,116	20,637	472,753
Marketing	349,063	10,594	359,657
Legal and professional fees	619,613	103,936	723,477
Consulting	2,239,428	237,971	2,477,399
Idle facility expense	407,890	-	407,890
Occupancy	609,947	160,667	767,433
Labor and benefits	352,599	234,307	503,991
Services paid by stock options	658,545	12,520	671,065
Office supplies and expenses	114,695	11,214	124,349
Travel	57,231	88,281	143,235
Other general and administrative expenses	198,865	89,696	288,089
Total General and Administrative Expenses	6,303,046	993,454	7,204,054

OPERATING INCOME (LOSS)	(6,303,046)	(977,859)	(7,204,054)

OTHER INCOME AND (EXPENSES)
Interest income	8,912	--	8,912
Interest expense	(1,189,726)	(225,485)	(1,414,991)
Other income	(7,856)	2,518	(5,560)
Total Other Income and Expenses	(1,188,670)	(222,967)	(1,411,639)

LOSS BEFORE TAXES	(7,491,716)	(1,200,826)	(8,615,693)

INCOME TAXES	--	--	--

NET LOSS	(7,491,716)	(1,200,826)	(8,615,693)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	80	(100)	(20)

COMPREHENSIVE LOSS	$(7,491,636)	$(1,200,926)	$(8,615,713)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.54)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	13,958,926	7,967,615

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Accumulated	Accumulated
	Common Stock		Additional	Discount on	Stock	Deficit Prior to	Deficit During	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Common Stock	Options and Warrants	Development Stage	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2002	7,646,250	$76,463	$173,059	$(240,000)	--	$(417,775)	$--	$--	$(408,253)

Stock issued at an average price of $1.01 per share as an incentive for notes payable	516,250	5,162	514,425	--	--	--	--	--	519,587
Stock issued at an average price of $0.50 per share in exchange for services and asset purchases	160,719	1,607	77,918	--	--	--	--	--	79,525
Stock issued at an average price of $1.00 per share in exchange for rent expense	35,240	352	59,014	--	--	--	--	--	59,366
Value of options vested during the period	--	--	--	--	12,520	--	--	--	12,520
Warrants issued as incentive for notes payable	--	--	--	--	328,100	--	--	--	328,100
Warrants issued for services	--	--	--	--	180,040	--	--	--	180,040
Payment of accounts payable by shareholder	--	--	27,767	--	--	--	--	--	27,767
Close discount on common stock to additional paid-in capital	--	--	(240,000)	240,000	--	--	--	--	--
Unrealized loss on market value of investment	--	--	--	--	--	--	--	(100)	(100)
Net loss for the year ended December 31, 2003	--	--	--	--	--	(76,849)	(1,123,977)	--	(1,200,826)
Balance, December 31, 2003	8,358,459	$83,584	$612,183	$--	$520,660	$(494,624)	$(1,123,977)	$(100)	$(402,274)

Balance, December 31, 2003	8,358,459	$83,584	$612,183	$--	$520,660	$(494,624)	$(1,123,977)	$(100)	$(402,274)
Stock and warrants issued as incentive for notes payable	194,950	1,950	165,708	--	222,243	--	--	--	389,901
Value of warrants vested during the period	--	--	--	--	1,616,673	--	--	--	1,616,673
Value of options vested during the period	--	--	--	--	658,545	--	--	--	658,545
Stock issued at an average of $2.63 per share in exchange for legal services.	84,701	847	221,662	--	--	--	--	--	222,509
Stock issued at an average of $2.14 per share in exchange for services.	292,083	2,921	622,391	--	--	--	--	--	625,312
Stock issued at an average price of $2.78 per share in exchange for rent expense	132,610	1,326	367,967	--	--	--	--	--	369,293
Stock issued for purchase of assets at $1.88 per share	9,974	100	18,639	--	--	--	--	--	18,739
Stock and warrants issued for cash at an average price of $0.95 per unit, less expenses of $126,000	5,896,000	58,960	1,967,135	--	3,568,905	--	--	--	5,595,000
Stock and warrants issued for convertible debt plus interest at prices ranging from $0.75 to $1.25 per unit	1,434,723	14,347	1,572,246	--	26,483	--	--	--	1,613,076
Stock issued for securities at $1.00 per share	25,000	250	24,750	--	--	--	--	--	25,000
Stock issued for cash at $2.47 per share	15,000	150	36,900	--	--	--	--	--	37,050
Unrealized gain on market value of investment	--	--	--	--	--	--	--	80	80
Net loss for the year ended December 31, 2004	--	--	--	--	--	--	(7,491,716)	--	(7,491,716)
Balance, December 31, 2004	16,443,500	$164,435	$5,609,581	$--	$6,613,509	$(494,624)	$(8,615,693)	$(20)	$3,277,188

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Year Ended	Year Ended	development stage)
	December 31, 2004	December 31, 2003	to December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,491,716)	$(1,200,826)	$(8,591,567)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation	243,054	25,529	264,676
Loss on disposition of assets	7,024	--	7,024
Stock and warrants issued as incentive for notes payables	389,901	106,488	496,389
Stock issued for interest expense	149,878	--	149,878
Stock issued for rent expense	369,293	59,366	404,533
Stock issued for services	847,821	79,525	927,346
Stock issued for assets and securities	43,739	--	43,739
Stock options and warrants vested	2,275,218	--	2,275,218
Recognition of noncash deferred financing expense	578,699	--	578,699
Options and warrants issued for services and financing	26,483	227,270	253,753
Noncash recovery of other income	--	(1,850)	(1,850)
Changes in assets and liabilities:
Receivables	--	68,072	16,084
Inventory	(83,558)	--	(83,558)
Prepaid expenses	94,083	13,155	105,016
Other assets	5,607	--	5,607
Accounts payable	78,429	113,359	170,483
Accrued expenses	(29,050)	65,086	(68,274)
Net cash used by operating activities	(2,495,095)	(444,826)	(3,046,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,273,047)	(216,523)	(2,474,772)
Leasehold concessions received	--	185,000	185,000
Net cash used by investing activities	(2,273,047)	(31,523)	(2,289,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	5,632,050	--	5,632,050
Payments on capital leases	(4,917)	(4,458)	(4,917)
Payments on related party loans	(41,123)	(24,790)	(56,701)
Proceeds from convertible debt	389,900	750,000	939,900
Net cash provided by financing activities	5,975,910	720,752	6,510,332

Net increase in cash	1,207,768	244,403	1,173,756

Cash, beginning of period	253,940	9,537	287,952
Cash, end of period	$1,461,708	$253,940	$1,461,708

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$--	$--	$--
Interest paid	$--	$25,000	$25,000

NON-CASH INVESTING AND FINANCING:
Stock options and warrants vested	$2,275,218	$--	$2,275,218
Stock and warrants issued for convertible debt	$1,613,076	$--	$1,613,076
Stock issued for assets and securities	$43,739	$--	$43,739
Stock issued as deferred incentive for notes payables	$--	$519,587	$519,587
Stock issued for prepaid and deferred rent and rent expense	$369,293	$59,366	$404,533
Stock and warrants issued for services	$847,821	$79,525	$927,346
Warrants and options issued for deferred services and financing	$--	$520,102	$520,102
Accounts payable paid by contributed capital	$--	$27,767	$27,767
Noncash recovery of other income	$--	$1,850	$1,850

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 1 - BUSINESS ORGANIZATION

Integrated Pharmaceuticals, Inc., (hereinafter, “the Company”) is the successor to Advanced Process Technologies, Inc. (hereinafter, “APT”) a corporation formed on March 23, 1998 under the laws of the Commonwealth of Massachusetts. In February 2003, the Company began a new development stage whereby it began the development of technologies for the production of clinically active pharmaceutical compounds, including active small molecules and recombinant DNA technology derived products. The Company was involved in contract research for pharmaceutical companies, through January 2003, when it changed its primary focus to the development of its own technology and manufacturing capacity.

On September 5, 2000, the Company agreed to an exchange of its stock in an acquisition with Bitterroot Mining Company (hereinafter “Bitterroot”). This transaction was accounted for as an acquisition and recapitalization of an operating enterprise by a non-operating public company. The legal entity is that of Bitterroot, while the accounting entity is the operating company, which had been APT. At that time, the Company acquired new non-qualifying shareholders and automatically converted from an “S” corporation to a regular “C” corporation. On November 28, 2000, the Company changed its name to Integrated Pharmaceuticals, Inc. See Note 3. As a result of this transaction, Integrated Pharmaceuticals, Inc. changed its state of domicile to Idaho, and operates as an Idaho corporation.

For the year ended December 31, 2002, the Company’s auditors expressed a going concern qualification in the Company’s audited financial statements. This qualification was removed with the December 31, 2003 financial statements. During the year ended December, 31 2004, the Company obtained significant additional capital through a private placement of its stock and the issuance of convertible debt. This convertible debt was converted to common stock during 2004. Management plans to use the majority of the proceeds from the financing to implement its business plan. As a result of the proceeds received from stock issuances, the conversion of debt to common stock and expected cash flows from operations, management has determined that it can continue as a going concern for at least the next twelve months.

At December 31, 2004 the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and planned principal operations had not yet commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

Basis of Accounting
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company has a December 31 year-end.

Advertising and Marketing
Advertising and marketing costs are charged to operations in the year incurred. The Company’s advertising and marketing expenses for the years ended December 31, 2004 and 2003 were $349,063 and $10,594, respectively.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is not to accrue interest on trade receivables.

Basic and Diluted Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants, and convertible debt. Diluted net loss per share is the same as basic net loss per share at December 31, 2004 and 2003 as inclusion of the common stock equivalents would be antidilutive. The Company has a total of 4,491,700 and 2,238,000 shares at December 31, 2004 and 2003 respectively, that would be issued if all options and warrants were exercised.

Cash and Cash Equivalents
The Company considers all highly liquid investments, with a maturity of three months or less at the date of acquisition, to be cash equivalents.

Cost of Sales
Cost of sales consists of the purchase price of materials and supplies, labor and benefits, and other overhead costs associated with production.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. No liability has been recorded in the accompanying financial statements, as the amounts are immaterial.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, prepaid expenses, payables and accrued expenses and short-term borrowings. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and 2003.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. As of December 31, 2004, the Company’s raw material, work in process, and finished goods inventories totaled $77,268, $3,619, and $2,671 respectively.

Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at this time.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of five to ten years. See Note 3.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 6.

Revenue Recognition
Revenues and costs of revenues for services are recognized when the contract services are furnished or delivered. As the Company begins production and shipment of its products, revenue will be recognized when there is credible evidence that an arrangement exists with the purchaser, the price is fixed and determinable, and collectibility of the charges is reasonably assured. Products will be shipped FOB and title will pass upon shipment.

Research and Development
Research and development expenses for non-contract related projects are charged to operations as incurred. Prior to the beginning of the development stage, while the Company was performing contract research, certain expenses incurred for specific research and development contracts were borne by the customers. These expenses, including materials and supplies, labor and benefits and depreciation of equipment used in the research, were all included in cost of goods sold.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company expects no changes to its financial reporting as it is already reporting and complying with the fair value method of SFAS No. 123.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement for its year ended December 31, 2004 and has recorded $407,890 as idle facility expense for the year.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” regarding classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. There has been no impact on the Company’s financial statements from adopting this standard.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2004 and 2003:

	2004	2003
Equipment	$1,609,268	$186,889
Furniture and fixtures	106,809	32,897
Leasehold improvements	762,037	(8,362)
	2,478,114	211,424
Less: Accumulated depreciation	(403,112)	(146,002)
Total	$2,075,002	$65,422

Depreciation and amortization expense for the years ended December 31, 2004 and 2003 were $243,053 and $25,529, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - CAPITAL LEASES

During the year ended December 31, 2001, the Company entered into a capital lease contract for equipment valued at a total of $7,730. The contract calls for monthly payments of $240, plus taxes for four years. The equipment is included in property and equipment of the Company, and is being depreciated over five years.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

During the year ended December 31, 2002, the Company entered into a capital lease contract for equipment valued at $7,278. The contract is for three years with monthly payments of $280, plus taxes. This equipment is included in property and equipment of the Company, and is being depreciated over five years.

Interest expense on these capital leases for the years ended December 31, 2004 and 2003 were $1,347 and $2,392, respectively

Future minimum lease payments under capital leases as of December 31, 2004, for the only remaining leases ending in the year 2005:

Year Ended December 31, 2005	Amount
Total Minimum Lease Payments	$4,646
Less: amount representing interest	430
Present value of net minimum lease payments	$4,216

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible Debt Issued in 2000
During the year ended December 31, 2000, the Company sold, in a private placement to accredited investors, $282,500 of one-year convertible debt. The debt, bearing interest at the rate of 10% per annum, is convertible, at the maturity date of the notes, into shares of the Company’s common stock at a rate of $0.50 per share. As part of the private placement, each note holder received one-half of one share of the Company’s common stock for each dollar of the principal amount of the convertible debt. The Company issued 141,250 shares of its common stock at an average price of $0.09 for this additional consideration, which was expensed ratably over one year. This debt was converted to common stock during the year ended December 31, 2004.

Convertible Debt Issued in 2001
During the year ended December 31, 2001, the Company sold an additional one-year note in the amount of $20,000. The debt has the same features as the aforementioned notes. As additional consideration, the note holder received one-half of one share of the Company’s common stock for each dollar of the principal amount of the convertible debt. The Company issued 10,000 shares of its common stock at an average price of $0.09 per share. This additional consideration was expensed ratably over one year. This debt was converted to common stock during the year ended December 31, 2004.

Convertible Debt Issued in 2003
During the year ended December 31, 2003, the Company issued three-year 10% notes in the amount of $750,000. The note holders were granted the right to convert their notes and accrued yet unpaid interest into shares of common stock in an amount determined by dividing the balance due by 75% of the Company’s most recent (as of the conversion date) offering price for its common stock, with a minimum conversion price of $1.25 and a maximum of $2.50. As additional consideration, the note holders received one-half of one share of the Company’s common stock for each dollar of the principal amount of the convertible debt. Accordingly, the Company issued a total of 375,000 shares of its common stock at an average price of $0.84 per share. As an additional incentive, the Company issued one warrant for each dollar of debt issued. Each warrant is exercisable until December 31, 2006 at $2.50 per share. The fair value of the warrants was estimated using the Black Scholes Option model. The following assumptions were made to value the warrants: strike price at $2.50; risk free interest rate of 5%; expected life of three years; and expected volatility of 110% with no dividends expected to be issued. The value of the warrants and the stock incentives, which totaled $750,000 at the issuance date, are recorded on the balance sheet as a debt discount. Until the notes were converted to common stock, this discount was being amortized over 36 months, which was the expected life of the debt, and recorded as additional interest expense. As of December 31, 2003, amortization of the debt discount had accreted additional interest expense of $179,086 with unamortized debt discount of $570,914. During the year ended 2004, the discount was written off when the notes were converted to equity.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

The 2003 convertible debt consisted of five separate transactions occurring on different dates during 2003. The analysis of beneficial conversion features was done by the Company on an issuance-by-issuance basis as changing market prices for the Company’s common stock resulted in different results for each issuance. Following guidance provided by EITF 00-27 in applying Issue No. 98-5, the Company allocated proceeds first to the incentive shares and then to the warrants granted the note holders. The value assigned to the warrants fully absorbed all beneficial conversion amounts and as such no value was assigned to the conversion feature of the notes.

Convertible Debt Issued in 2004
During the twelve months ended December 31, 2004, the Company issued additional convertible three-year debt totaling $389,900. As an incentive to the note holders, one share of common stock was issued for each two dollars of debt, plus one warrant for each dollar of debt.

On March 1, 2004, the Company advised the holders of its convertible notes issued after 2002 of the completion of the 2004 private placement of its common stock, and suggested that these noteholders might wish to convert their notes to common stock at $1.25 per share, in order to avoid future increases in their note conversion price. As an inducement, the Company offered to add converting noteholders to the registration rights agreement that the Company entered into with the investors in the 2004 private placement. As of December 31, 2004, all holders of convertible notes issued after 2002 had converted their debt to common stock. Included in interest expense for the twelve months ended December 31, 2004 is approximately $1,070,000 of previously deferred financing costs related to the original issuance of these convertible notes.

During the twelve months ended December 31, 2004, all holders of convertible debt converted their debt to common stock and two holders, who converted their debt at a higher price, received warrants to purchase approximately 51,000 shares of common stock at an exercise price of $2.50 per share. The warrants were valued at approximately $26,000.

The total interest expense on the convertible debt, excluding amortization of deferred financing costs, for the years ended December 31, 2004 and 2003 amounted to approximately $90,000 and $65,000, respectively.

NOTE 6 - INCOME TAXES

The following is a reconciliation of income tax computed at statutory rates to the provision for taxes:

	December 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Federal tax (benefit)	$(2,963,300)	(34.0)%	$(342,200)	(34.0)%
State tax (benefit)	(827,900)	(9.5)%	(95,600)	(9.5)%
Expenses not deductible for income tax purposes:
Other	29,200	0.4%	9,800	0.9%
Valuation allowance	3,762,000	43.1%	428,000	42.6%
	$--	--	$--	--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

Significant components of the deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003
Net operating losses	$8,716,000	$1,668,000

Tax depreciation in excess of book	351,900	9,500
Net operating loss carryforwards	$8,364,100	$1,658,500

Deferred tax asset	$2,611,400	$626,000
Deferred tax valuation allowance	$(2,611,400)	$(626,000)

At December 31, 2004, the Company has federal net operating loss carryforwards of approximately $8,716,000, which expire in the years 2020 through 2024, and state net operating loss carryforwards of approximately $8,716,000, which expire in the years 2005 through 2009.

NOTE 7 - CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock. As of December 31, 2004, the Company has not issued any preferred stock.

Common Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 75,000,000 shares of non-assessable $0.01 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting.

During the year ended December 31, 2004, the Company issued a total of 1,434,723 shares of common stock at prices ranging from $0.75 to $1.25 per share as incentives to convertible debt holders. Also during the year, the Company issued 376,784 shares of common stock at average prices ranging from $2.14 to $2.63 per share in exchange for services, and 15,000 shares of common stock at $2.47 per share for cash.

During the twelve months ended December 31, 2004, the Company initiated a 2004 private placement of its common stock at an average price per share of $0.95. With each two shares of common stock issued, a warrant was issued to purchase one share of common stock for $2.50 per share. The Company received approximately $5,595,000, net of offering costs, from this private placement.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent. A total of 132,610 shares, valued at approximately $369,000, were issued during the year ended December 31, 2004 for payment of rent.

During the year ended December 31, 2004, the Company issued a total of 9,974 shares of common stock at a price of $1.88 per share in exchange for assets.

On February 27, 2004, the Company issued 25,000 shares of its common stock to an investor in exchange for marketable securities and cash equaling $25,000. These shares are included in the outstanding shares, but have not yet been administratively issued.

Discount on Common Stock
In September 2000, as a result of the reverse merger acquisition, a discount on common stock was recorded for $240,000, which was the amount of the par value of the stock received in the acquisition recapitalization. Both companies involved in the reverse merger acquisition had negative equity at the time of the transaction, thereby resulting in a discount on common stock being recorded at the time of merger. During the year ended December 31, 2003, the Company exceeded $240,000 of additional paid-in capital, and therefore, the Company closed the discount account to the additional paid-in capital account.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 8 - STOCK OPTIONS

2002 Stock Plan
On December 16, 2002, the Company’s board of directors approved the 2002 Stock Plan. Subsequently, on November 21, 2003, the Company amended the plan to allow up to 1,200,000 shares of common stock to be issued under the plan. Subsequent to the board of directors approval, this plan was approved by the shareholders. This plan enables the Company to grant stock, incentive stock options, and nonqualified stock options.

In November 2004, the Company’s board of directors and shareholders approved an amendment to the 2002 Stock Plan which increased the number of shares covered by the plan to 1,600,000 shares of common stock.

During the year ended December 31, 2004, the Company granted stock options to purchase a total of 668,000 shares of common stock to its employees. The options are exercisable from $1.00 to $3.15 per share, beginning six months after the grant date, and vest over a five-year period beginning on the date of grant. The average fair value of the options of $2.79 each was estimated using the Black Scholes Option model. The following assumptions were made to value the stock options: risk free interest rate of 5%; expected life of 10 years; and expected volatility of 110% with no dividends expected to be paid. During the year ended December 31, 2004, one individual left the employ of the Company, and as a result 75,000 options, which had not yet vested, were returned to the available option pool.

The following is a summary of the Company's equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	1,283,000	$0.96	317,000

Total	1,283,000		317,000

(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the years ended December 31, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	415,000	$0.19
Granted	275,000	0.34
Exercised	--	--
Forfeited	--	--
Outstanding at December 31, 2003	690,000	0.25
Granted	668,000	1.61
Exercised	--	--
Forfeited	(75,000)
Options outstanding at December 31, 2004	1,283,000	$0.96
Options exercisable at December 31, 2004	426,000	$0.57
Weighted average fair value of options granted in 2004		$2.79

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:

	Outstanding Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.18 - $3.15	1,283,000	6.41	$0.96

	Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.18 - $0.25	426,000	5.84	$0.57

NOTE 9 - COMMON STOCK WARRANTS

During 2003, the Company issued warrants to purchase 750,000 common shares at an exercise price of $2.50 in connection with the issuance of convertible debt. Each warrant expires on December 31, 2006.

Also during 2003, the Company issued a total of 200,000 warrants to consultants for services. These warrants are exercisable at $2.50 per share and expire on December 31, 2006.

Warrants to purchase 2,948,000 common shares at an exercise price of $2.50 were issued in connection with the sale of common shares during 2004. Each warrant expires on December 31, 2006.

The fair value of the warrants was estimated using the Black Scholes Option model. The following assumptions were made to value the warrants: risk free interest rate of 5%, lives of 3 to 4 years; and expected volatility of 110%.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans Payable
Periodically, the Company received funds from officers in the form of loans. The loans accrued interest at rates ranging from 11% to 13 % per annum. The Company made current monthly payments of approximately $2,400 plus interest on the loans during 2003. At December 31, 2004, the balance of these loans was zero. Interest expense for the years ended December 31, 2004 and 2003 amounted to $0 and $5,341, respectively.

NOTE 11 - CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank. These funds are insured to a maximum of $100,000. At December 31, 2004, approximately $1,361,708 was at risk.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application. The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process. The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002. In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts. During the years ended December 31, 2003 and 2004, applicable royalties were waived by the patent holder.

Building Lease in Fitchburg
In September 2003, the Company signed a five-year lease agreement for a commercial real estate property in Fitchburg, Massachusetts. The base rent, which for the first year was $10,843 per month, is paid with one share of common stock for each $1.00 of rent. The Company has the option to purchase this property in September 2006 and is obligated to do so by September 2008. If the Company has not purchased the property by September 2006, then the rent becomes payable 50% in cash and 50% in stock. Under certain conditions, the Company may accelerate its option to purchase the property to September 2005. The purchase price of the property will be approximately $1.1 million plus 10% compounded for each 12-month period from September 2003 through the date of purchase.

Total rental expense, including common area charges, for the year ending December 31, 2004 and 2003 was $371,856 and $116,761, respectively.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004

Mass Development Revenue Bond
In September 2003, the Company received a two year extension of preliminary approval for a $5.03 million revenue bond financing from MassDevelopment to finance an expansion of its operation to a new facility in Fitchburg, Massachusetts.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company filed seven provisional patent applications in the United States primarily on the application of its portfolio products. The Company believes these patent applications, if granted, will help to improve its sales revenue in the near and long term future.

In February 2005, the Company completed its first commercial shipment of products made at its new production facility in Fitchburg, MA. This shipment was for 3,465 pounds of product with an invoice value of $36,382 The customer received the shipment and has approved the samples.

In March 2005, as a result of its February shipment, as well as its pending patent applications, the Company announced that it has signed a non-exclusive license and an exclusive product supply agreement with a distributor. The agreement permits the distributor to purchase from the Company coffee product and sell it under its own brand name. The agreement requires the distributor to purchase the product only from the Company.

In March 2005, the Company announced that it has signed an agreement with FragChem Corporation of Niles, Illinois to supply FragChem with all of its requirements of gluconate products for sales to its customers in five Midwestern states. The supply agreement is effective May 1, 2005 and has a five year term.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

INTEGRATED PHARMACEUTICALS, INC.

Date: September 27, 2005	By:	/s/ Chinmay Chatterjee

Chinmay Chatterjee Chief Executive Officer, Chief Financial Officer and Director

Date: September 27, 2005	By:	/s/ Nilu P. Chatterjee

Nilu P. Chatterjee Vice-President and Director

Date: September 27, 2005	By:	/s/ Edward D. Furtado

Edward D. Furtado Vice-President and Director

Date: September 27, 2005	By:	/s/ Sally Johnson-Chin

Sally Johnson-Chin Director

Date: September 27, 2005	By:	/s/ David H. Smith II

David H. Smith II Director