Form 10QSB
period 2005-03-31
INTEGRATED PHARMACEUTICALS INC
filed 2005-09-29
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to________________

Commission file number ____000-50960_______________________________

Integrated Pharmaceuticals, Inc.
(Exact name of small business issuer in its charter)

Idaho	04-3413196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Authority Drive
Fitchburg, MA 01420
(Address of principal executive offices) (Zip Code)

(978) 696-0020
(Issuer's telephone number, including area code)

Securities registered under Section 12(g) of the Act:
Title of class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	None
2006 Common Stock Purchase Warrants	None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes☐ No☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 1, 2005, the Issuer had 16,451,541 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes☐ No☑

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-QSB

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words. You should read the statements that contain these words carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information. Integrated Pharmaceuticals, Inc. believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed below in the section captioned "Risk Factors," within the section “Description of Business” as well as any cautionary language in this Form, provide examples of risks, uncertainties and events that may cause our actual results and achievements expressed or implied to differ materially from the expectations we described in our forward-looking statements. Integrated Pharmaceuticals, Inc. believes that before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form could have a material adverse effect on our business, results of operations and financial position.

PART I

ITEM 1. Financial Statements

Integrate Pharmaceuticals Inc.
Financial Statements
For The Quarter Ended March 31, 2005
(Unaudited)

CONTENTS

PAGE

3 Balance Sheets As At March 31, 2005 And December 31, 2004

4 Statements Of Operations And Income For The Three Months Ended March 31, 2005 and 2004

5 Statements Of Stockholders' Equity For The Periods Ended March 31, 2005 And December 31, 2004

6 Statements Of Cash Flows For The Three Months Ended March 31, 2005 and 2004

7 - 31 Notes To Financial Statements - March 31, 2005

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$440,171	$1,461,708
Accounts receivable	14,650	-
Inventory	125,246	83,558
Prepaid expenses	64,941	42,543
Total Current Assets	645,008	1,587,809

PROPERTY AND EQUIPMENT, net	2,135,259	2,075,001

OTHER ASSETS
Investments	1,670	2,000
Deposits	763	763
Total Other Assets	2,433	2,763

TOTAL ASSETS	$2,782,700	$3,665,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$147,967	$269,030
Accrued expenses	71,590	114,709
Capital leases payable - current portion	3,904	4,646
Total Current Liabilities	223,461	388,385

Total Liabilities	223,461	388,385

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares
authorized; 16,500,393 and 16,443,500 shares
issued and outstanding, respectively	165,004	164,435
Additional paid-in capital	5,724,142	5,609,581
Other comprehensive income (loss)	(350)	(20)
Stock options and warrants	6,936,763	6,613,509
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(9,771,696)	(8,615,693)

Total Stockholders' Equity	2,559,239	3,277,188

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,782,700	$3,665,573

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			February 1, 2003
			(inception of
	Three Months Ended	Three Months Ended	development stage)
	March 31, 2005	March 31, 2004	to March 31, 2005
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$34,650	$-	$34,650

COST OF GOODS SOLD
Materials and supplies	5,694	-	5,694
Total Cost of Goods Sold	5,694	-	5,694

GROSS PROFIT	28,956	-	28,956

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	62,030	13,422	326,746
Research and development	85,323	130,722	558,076
Marketing	72,047	137,926	431,704
Legal and professional fees	78,091	62,634	801,568
Consulting	201,529	1,430,250	2,678,928
Idle facility expense	329,127	-	737,017
Occupancy	103,190	100,922	870,623
Labor and benefits	69,519	86,689	573,510
Services paid by stock options	134,025	-	805,090
Office supplies and expenses	11,228	28,098	135,577
Travel	12,926	12,630	156,161
Other general and administrative expenses	26,495	29,899	314,584
Total General and Administrative Expenses	1,185,530	2,033,192	8,389,584

OPERATING LOSS	(1,156,574)	(2,033,192)	(8,360,628)

OTHER INCOME (EXPENSES)
Interest income	816	1,408	9,728
Interest expense	(245)	(156,270)	(1,415,236)
Miscellaneous income (expense)	-	1,300	(5,560)
Total Other Income and Expenses	571	(153,562)	(1,411,068)

LOSS BEFORE TAXES	(1,156,003)	(2,186,754)	(9,771,696)

INCOME TAXES	-	-	-

NET LOSS	(1,156,003)	(2,186,754)	(9,771,696)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	80	-	60

COMPREHENSIVE LOSS	$(1,155,923)	$(2,186,754)	$(9,771,636)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.07)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	16,479,544	13,323,858

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
						Deficit	Accumulated	Accumulated
	Common Stock		Additional			Prior to	Deficit During	Other
	Number		Paid-in	Discount on	Stock Options	Development	Development	Comprehensive
	of Shares	Amount	Capital	Common Stock	and Warrants	Stage	Stage	Loss	Total

Balance, December 31, 2002	7,646,250	$76,463	$173,059	$(240,000)	$-	$(417,775)	$-	$-	$(408,253)

Stock issued at an average price of
$1.01 per share as an incentive
for notes payable	516,250	5,162	514,425	-	-	-	-	-	519,587

Stock issued at an average price of
$0.50 per share in exchange
for services and asset purchases	160,719	1,607	77,918	-	-	-	-	-	79,525

Stock issued at an average price of
$1.00 per share in exchange
for rent expense	35,240	352	59,014	-	-	-	-	-	59,366

Value of options vested during the
period	-	-	-	-	12,520	-	-	-	12,520

Warrants issued as incentive for
notes payable	-	-	-	-	328,100	-	-	-	328,100

Warrants issued for services	-	-	-	-	180,040	-	-	-	180,040

Payment of accounts payable by
shareholder	-	-	27,767	-	-	-	-	-	27,767

Close discount on common stock
to additional paid-in capital	-	-	(240,000)	240,000	-	-	-	-	-

Unrealized loss on market value
of investment	-	-	-	-	-	-	-	(100)	(100)

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(76,849)	(1,123,977)	-	(1,200,826)

Balance, December 31, 2003	8,358,459	$83,584	$612,183	$-	$520,660	$(494,624)	$(1,123,977)	$(100)	$(402,274)

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

Accumulated
					Deficit	Accumulated	Accumulated
Common Stock		Additional			Prior to	Deficit During	Other
Number		Paid-in	Discount on	Stock Options	Development	Development	Comprehensive
of Shares	Amount	Capital	Common Stock	and Warrants	Stage	Stage	Loss	Total

Balance, December 31, 2003	8,358,459	$83,584	$612,183	$-	$520,660	$(494,624)	$(1,123,977)	$(100)	$(402,274)

Stock and warrants issued as incentive
for notes payable	194,950	1,950	165,708	-	222,243	-	-	-	389,901

Value of warrants vested during the period	-	-	-	-	1,616,673	-	-	-	1,616,673

Value of options vested during the period	-	-	-	-	658,545	-	-	-	658,545

Stock issued at an average of $2.63 per	84,701	847	221,662	-	-	-	-	-	222,509
share in exchange for legal services.

Stock issued at an average of $2.14 per
share in exchange for services.	292,083	2,921	622,391	-	-	-	-	-	625,312

Stock issued at an average price of
$2.78 per share in exchange
for rent expense	132,610	1,326	367,967	-	-	-	-	-	369,293

Stock issued for purchase of assets
at $1.88 per share	9,974	100	18,639	-	-	-	-	-	18,739

Stock and warrants issued for cash at
an average price of $0.95 per
unit, less expenses of $126,000	5,896,000	58,960	1,967,135	-	3,568,905	-	-	-	5,595,000

Stock and warrants issued for
convertible debt plus interest at
prices ranging from $0.75 to
$1.25 per unit	1,434,723	14,347	1,572,246	-	26,483	-	-	-	1,613,076

Stock issued for securities at
$1.00 per share	25,000	250	24,750	-	-	-	-	-	25,000

Stock issued for cash at
$2.47 per share	15,000	150	36,900	-	-	-	-	-	37,050

Unrealized gain on market value of
investment	-	-	-	-	-	-	-	80	80

Net loss for the year ended
December 31, 2004	-	-	-	-	-	-	(7,491,716)	-	(7,491,716)

Balance, December 31, 2004	16,443,500	$164,435	$5,609,581	$-	$6,613,509	$(494,624)	$(8,615,693)	$(20)	$3,277,188

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

Accumulated
					Deficit	Accumulated	Accumulated
Common Stock		Additional			Prior to	Deficit During	Other
Number		Paid-in	Discount on	Stock Options	Development	Development	Comprehensive
of Shares	Amount	Capital	Common Stock	and Warrants	Stage	Stage	Loss	Total

Balance, December 31, 2004	16,443,500	$164,435	$5,609,581	$-	$6,613,509	$(494,624)	$(8,615,693)	$(20)	$3,277,188

Stock issued at an average of $2.09 per	8,715	87	18,140	-	-	-	-	-	18,227
share in exchange for legal services.

Stock issued at an average price of	33,810	338	71,565	-	-	-	-	-	71,903
$2.13 per share in exchange
for rent expense

Stock issued at an average of $1.74 per	14,368	144	24,856	-	-	-	-	-	25,000
share in exchange for consulting/BOD
services.

Value of warrants vested during the period	-	-	-	-	189,229	-	-	-	189,229

Value of options vested during the period	-	-	-	-	134,025	-	-	-	134,025

Unrealized loss on market value of
investment	-	-	-	-	-	-	-	(330)	(330)

Net loss for the period ended
March 31, 2005 (unaudited)	-	-	-	-	-	-	(1,156,003)	-	(1,156,003)

Balance, March 31, 2005 (unaudited)	16,500,393	$165,004	$5,724,142	$-	$6,936,763	$(494,624)	$(9,771,696)	$(350)	$2,559,239

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Period Ended	Period Ended	development stage)
	March 31, 2005	March 31, 2004	to March 31, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,156,003)	$(2,186,754)	$(9,771,696)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation	129,244	13,422	393,920
Loss on disposition of assets	-	-	7,024
Stock and warrants issued as incentive for notes payables	-	167,657	496,389
Stock issued for interest expense	-	-	149,878
Stock issued for rent expense	71,903	-	500,562
Stock issued for services	43,227	579,217	970,573
Stock issued for assets and securities	-	-	43,739
Stock options and warrants vested	323,254	-	2,598,472
Recognition of noncash deferred financing expense	-	-	578,699
Options and warrants issued for services and financing	-	877,500	253,753
Noncash recovery of other income	-	-	(1,850)
Changes in assets and liabilities:	-	-
Receivables	(14,650)	-	1,434
Inventory	(41,688)	(41,200)	(125,246)
Prepaid expenses	(22,398)	47,136	82,618
Other assets	-	-	5,607
Accounts payable	(121,063)	10,627	49,420
Accrued expenses	(43,119)	41,480	(111,393)
Net cash used by operating activities	(831,293)	(490,915)	(3,878,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(189,502)	(339,055)	(2,664,274)
Leasehold concessions received	-	-	185,000
Net cash used by investing activities	(189,502)	(339,055)	(2,479,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	-	4,322,000	5,632,050
Payments on capital leases	(742)	(873)	(5,659)
Payments on related party loans	-	(10,561)	(56,701)
Proceeds from convertible debt	-	389,900	939,900
Applicable beneficial conversion allocated to warrants	-	(67,035)	-
Net cash provided by financing activities	(742)	4,633,431	6,509,590

Net increase in cash	(1,021,537)	3,803,461	152,219

Cash, beginning of period	1,461,708	253,940	287,952

Cash, end of period	$440,171	$4,057,401	$440,171

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$25,000

NON-CASH INVESTING AND FINANCING:
Stock options and warrants vested	$323,254	$-	$2,598,472
Stock and warrants issued for convertible debt	$-	$-	$1,613,076
Stock issued for assets and securities	$-	$12,178	$43,739
Stock issued as deferred incentive for notes payables	$-	$167,657	$519,587
Stock issued for rent expense	$71,903	$-	$500,562
Stock and warrants issued for services	$43,227	$579,217	$970,573
Warrants and options issued for deferred services and financing	$-	$877,500	$520,102
Accounts payable paid by contributed capital	$-	$-	$27,767
Noncash recovery of other income	$-	$-	$1,850

The accompanying condensed notes are an integral part of these financial statements.

NOTE 1 - BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

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
On September 5, 2000, the Company agreed to an exchange of its stock in an acquisition with Bitterroot Mining Company (hereinafter “Bitterroot”). This transaction was accounted for as an acquisition and recapitalization of an operating enterprise by a non-operating public company. The legal entity is that of Bitterroot, while the accounting entity is the operating company, which had been APT. At that time, the Company acquired new non-qualifying shareholders and automatically converted from an “S” corporation to a regular “C” corporation. On November 28, 2000, the Company changed its name to Integrated Pharmaceuticals, Inc. As a result of this transaction, Integrated Pharmaceuticals, Inc. changed it state of domicile to Idaho, and operates as an Idaho corporation.

For the year ended December 31, 2002, the Company’s auditors expressed a going concern qualification in the Company’s audited financial statements. This qualification was removed with the December 31, 2003 financial statements. In 2004, the Company obtained significant additional capital through a private placement of its stock and the issuance of convertible debt. Additionally, the majority of this convertible debt was converted to common stock during 2004. Management plans to use the majority of the proceeds from the financing to implement its business plan. As a result of the proceeds received from stock issuances and the conversion of debt to common stock, as well as the private placement which commenced in May 2005, management has determined that it can continue as a going concern for at least the next twelve months.

At March 31, 2005, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

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

Development Stage Activities

The Company began a new development stage February 1, 2003, when it discontinued outside contract research as its primary focus. It is now primarily engaged in the production of clinically active pharmaceutical compounds, including active small molecules and recombinant DNA technology derived products.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in first-out method. As of March 31, 2005, the Company’s raw material, work in process, and finished goods inventories totaled $112,211, $1,614, and $11,421 respectively.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company had previously adopted this statement for the year ended December 31, 2004. For the period ended March 31, 2005, the Company has recorded $329,127 as idle facility expense.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. The following is a summary of property, equipment and accumulated depreciation at March 31, 2005 and December 31, 2004:

	2005	2004
Equipment	$1,729,654	$1,609,268
Furniture and fixtures	120,113	106,809
Leasehold improvements	817,849	762,036
	2,667,616	2,478,113
Less: Accumulated depreciation	(532,357)	(403,112)
Total	$2,135,259	$2,075,001

Depreciation and amortization expense for the periods ended March 31, 2005 and December 31, 2004 were $129,244, of which $67,214 is included in “idle facility expense”, and $243,053, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock. As of March 31, 2005, the Company has not issued any preferred stock.

Common Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 75,000,000 shares of non-assessable $0.01 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting.

During the three months ended March 31, 2005, the Company issued 23,083 shares of common stock at prices ranging from $1.74 to $2.09 per share in exchange for services.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent. A total of 33,810 shares, valued at approximately $71,903, were issued during the three-month period ended March 31, 2005 for payment of rent.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

Second Amended and Restated 2002 Stock Option Plan

During the three months ended March 31, 2005, the Company recorded an expense of approximately $134,025 for vested options.

The following is a summary of the Company's equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	1,273,000	$0.94	327,000

Total	1,273,000		327,000

(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the periods ended December 31, 2004 and March 31, 2005.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	690,000	$0.25
Granted	668,000	1.61
Exercised	-	-
Rescinded	(75,000)	-
Outstanding at December 31, 2004	1,283,000	0.96
Granted	-	-
Exercised	-	-
Rescinded	(10,000)	2.88
Options outstanding at March 31, 2005	1,273,000	$0.94
Options exercisable at March 31, 2005	501,000	$0.65
Weighted average fair value of options granted in 2005		-

Warrants
At both March 31, 2005 and December 31, 2004, there were outstanding warrants to purchase 4,600,700 shares of the Company’s common stock, at prices ranging from $1.00 to $2.50 per share. The warrants vest at various rates ranging up to 4 years and expire at various dates through 2014.

NOTE 6 - CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank. These funds are insured to a maximum of $100,000. At March 31, 2005, approximately $339,468 was at risk.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application. The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process. The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002. In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts. During the periods ended December 31, 2004 and March 31, 2005, applicable royalties were waived by the patent holder.

Building Lease in Fitchburg
In September 2003, the Company signed a five-year lease agreement for a commercial real estate property in Fitchburg, Massachusetts. The base rent, which for the first year was $10,843 per month, will be paid with one share of common stock for each $1.00 of rent. The Company has the option to purchase this property in September 2006 and is obligated to do so by September 2008. If the Company has not purchased the property by September 2006, then the rent becomes payable 50% in cash and 50% in stock. Under certain conditions, the Company may accelerate its option to purchase the property to September 2005. The purchase price of the property will be approximately $1.1 million plus 10% compounded for each 12-month period from September 2003 through the date of purchase.

Total rental expense, including common area charges, for the period ending March 31, 2005 was approximately $71,903 of which $47,935 is included in idle facility costs and $371,856 for the year ended December 31, 2004.

Mass Development Revenue Bond
In September 2003, the Company received a two year extension of preliminary approval for a $5.03 million revenue bond financing from MassDevelopment to finance an expansion of its operation to a new facility in Fitchburg, Massachusetts.

NOTE 8 -SUBSEQUENT EVENTS

Private Placement Offering
In May 2005, the Company commenced a private placement offering of its common stock to accredited investors and received a commitment for $380,000 by June 27, 2005. The Company expects to raise substantial additional equity capital under this private placement by the end of 2005.

Under the terms of the offering, common stock of the Company is offered to investors at the price of $1.00 per unit. A unit consists of one share of common stock and a warrant to purchase an additional share of stock for every five shares purchased in the private placement. The warrants expire on December 31, 2007. The Company is also required to file a registration statement under the Securities Act of 1933 providing for the resale of the shares within 180 days of completion of the offering. The Company has not paid fees to any brokerage firms or investment bankers in relation to this private placement.

Item 2  Management’s Discussion and Analysis

In January 2003, Integrated Pharmaceuticals, Inc. (“IntePharm,”“we” or the “Company”) changed its focus from contract research and development for pharmaceutical companies to the development of our own technology and production capacity. We changed our business model in this manner so that we could retain for our own use the intellectual property we develop and commercialize our proprietary technologies with production facilities that we hoped to develop. During 2003 and 2004, we directed our efforts towards the establishment of a production facility and raising capital to finance that facility and its operations. As of March 31, 2005, we had begun commercial production in order to create inventories so that we could fill orders quickly, but we had few customers and had not yet generated meaningful cash flow from operations.

During the year 2003 we financed our development through the sale of $750,000 of convertible notes. This was sufficient to fund our development and other costs incurred in that year and increase our cash position from about $9,000 at the beginning of the year to about $250,000 at the end of the year. We had approximately $45,000 of revenue in 2003, which represented payment for work done primarily in 2002.

During 2004, we raised approximately $5.7 million through the sale of common stock in a private placement. In addition, convertible notes that we had issued in prior years were converted to common stock. As a result, we were able to commence and substantially complete construction of our production facility in Fitchburg, Massachusetts, and end the year with $1.46 million in cash.

During the first quarter of 2005, we were testing our production facilities, performing QA procedures, and attempting to secure orders for our products. Orders for $34,650 of products were received, and our cash position at the end of the quarter was $440,000. Because of the Company’s declining cash position and slower-than-expected sales, we began to explore the possibility of a new round of equity financing. We identified a target range of $3 million - $5.4 million in additional capital that we would seek to raise in order to finance our continuing operations and research and development efforts.

Because we have not yet secured significant purchase orders for our products, we are unsure about our ability to do so in the future. In that regard, we are uncertain as to whether there are competitors, particularly Asian competitors with whom we are unfamiliar, who may be able to sell the products that we make at lower prices than are economic for us to match.

The Company has no sources of liquidity other than sales revenue and proceeds from securities offerings. As of March 31, 2005, the Company had no commitments for capital expenditures.

Item 3. Controls and Procedures

Chinmay Chatterjee, President, and CEO and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures and concluded that they are effective. He concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officer’s evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is are not a party to any pending legal proceedings, nor is its property the subject of any pending legal proceeding.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any unregistered securities for cash during the three month period ended March 31, 2005. It did pay base rent on its building in Fitchburg, Massachusetts in the form of common stock; and it paid a portion of its legal fees in the form of common stock.

ITEM 3 Default Upon Senior Securities

The Company has no senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None.

ITEM 6 Exhibits and Reports on Form 8-K

The following documents are filed as exhibits to this Form 10-QSB:

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Integrated Pharmaceuticals, Inc. (1)
3.2	Amended and Restated Bylaws of Integrated Pharmaceuticals, Inc. (2)
4.1	Specimen Certificate for Integrated Pharmaceuticals, Inc. Common Stock, par value $.01 per share (2)
4.2	Form of Common Stock Purchase Warrant (2)
10.1	Amended and Restated Patent License Agreement with NEC Partners (2)
10.2	Lease Agreement with Chantilas Properties, LLC and Advanced Process Technologies, Inc. (2)
10.3	Assignment and Assumption of Lease(2)
10.4	Consulting and Warrant Agreements with James Czirr (2)
10.5	2002 Stock Plan (2)
10.6	Registration Rights Agreement(2)
10.7	First Amended and Restated Supply Agreement with Frag-Chem Corporation (3)
10.8	Letter dated May 5, 2005 amending the Patent License Agreement with NEC Partners (3)
31	Certification of the Chief Financial Officer of the Company as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. section 1250 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

s/s Chinmay Chatterjee________________________________________________
By: Chinmay Chatterjee
Its: Chief Executive Officer and
Chief Financial Officer

Date: September 23, 2005