Form 10QSB
period 2005-06-30
INTEGRATED PHARMACEUTICALS INC
filed 2005-09-29
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

As of July 7, 2005, the Issuer had 16,853,965 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes☐ No☑

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-QSB

 SIGNATURES

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

PART I

ITEM 1.     Financial Statements

Integrate Pharmaceuticals Inc.
Financial Statements
For The Quarter Ended June 30, 2005
(Unaudited)

CONTENTS

PAGE

3    Balance Sheets As At June 30, 2005 And December 31, 2004

4    Statements Of Operations And Income For The Six Months Ended June 30, 2005 and 2004

5     Statements Of Stockholders' Equity For The Periods Ended June 30, 2005 And December 31, 2004

6    Statements Of Cash Flows For The Six Months Ended June 30, 2005 and 2004

7-11  Notes To Financial Statements - June 30, 2005

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$262,702	$1,461,708
Accounts receivable	9,000	-
Inventory	128,241	83,558
Prepaid expenses	15,162	42,543
Total Current Assets	415,105	1,587,809

PROPERTY AND EQUIPMENT, net	2,003,768	2,075,001

OTHER ASSETS
Investments	1,220	2,000
Deposits	763	763
Total Other Assets	1,983	2,763

TOTAL ASSETS	$2,420,856	$3,665,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$216,204	$269,030
Accrued expenses	140,811	114,709
Capital leases payable - current portion	1,879	4,646
Total Current Liabilities	358,894	388,385

Total Liabilities	358,894	388,385

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares
authorized; 16,833,239 and 16,443,500 shares
issued and outstanding, respectively	168,333	164,435
Additional paid-in capital	6,055,848	5,609,581
Other comprehensive income (loss)	(800)	(20)
Stock options and warrants	7,221,687	6,613,509
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(10,888,482)	(8,615,693)

Total Stockholders' Equity	2,061,962	3,277,188

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,420,856	$3,665,573

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 1, 2003		Period from
			(inception of		February 1, 2003
	Six Months Ended	Six Months Ended	Period from development stage) to	Period from February 1, 2003 (inception of	(inception of development stage) to
	June 30, 2005	June 30, 2004	June 30, 2005	development stage) to	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)	December 31, 2004	(unaudited)

REVENUES	$34,650	$-	$34,650	-	34,650.00

COST OF GOODS SOLD
Materials and supplies	5,694	-	5,694	-	5,694.00
Total Cost of Goods Sold	5,694	-	5,694	-	5,694.00

GROSS PROFIT	28,956	-	28,956	-	28,956.00

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	125,497	62,037	390,213	264,716.00	326,746.00
Research and development	167,142	18,355	639,895	472,753.00	558,076.00
Marketing	151,153	205,768	510,810	359,657.00	431,704.00
Legal and professional fees	186,439	198,813	909,916	723,477.00	801,568.00
Consulting	354,393	1,643,555	2,831,792	2,477,399.00	2,678,928.00
Idle facility expense	616,623	-	1,024,513	407,890.00	737,017.00
Occupancy	178,568	142,384	946,001	767,433.00	870,623.00
Labor and benefits	150,507	272,788	654,498	503,991.00	573,510.00
Services paid by stock options	260,580	264,512	931,645	671,065.00	805,090.00
Office supplies and expenses	22,466	71,586	146,815	124,349.00	135,577.00
Travel	23,868	22,112	167,103	143,235.00	156,161.00
Other general and administrative expenses	65,227	141,137	353,316	288,089.00	314,584.00
Total General and Administrative Expenses	2,302,463	3,043,047	9,506,517	7,204,054.00	8,389,584.00

OPERATING LOSS	(2,273,507)	(3,043,047)	(9,477,561)	(7,204,054.00)	(8,360,628.00)

OTHER INCOME (EXPENSES)
Interest income	1,128	4,342	10,040	8,912.00	9,728.00
Interest expense	(410)	(1,031,906)	(1,415,401)	(1,414,991.00)	(1,415,236.00)
Miscellaneous income (expense)	-	(5,516)	(5,560)	(5,560.00)	(5,560.00)
Total Other Income and Expenses	718	(1,033,080)	(1,410,921)	(1,411,639.00)	(1,411,068.00)

LOSS BEFORE TAXES	(2,272,789)	(4,076,127)	(10,888,482)	(8,615,693.00)	(9,771,696.00)

INCOME TAXES	-	-	-	-	-

NET LOSS	(2,272,789)	(4,076,127)	(10,888,482)	(8,615,693.00)	(9,771,696.00)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	(780)	80	(800)	(20.00)	60.00

COMPREHENSIVE LOSS	$(2,273,569)	$(4,076,047)	$(10,889,282)	(8,615,713.00)	(9,771,636.00)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.14)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	16,555,317	13,117,115

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
(A Development Stage Company)

	Common Stock					Accumulated	Accumulated
			Additional	Discount on	Stock Options	Deficit Prior to	Deficit During	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Common Stock	and Warrants	Development Stage	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2002	7,646,250	$76,463	$173,059	$(240,000)	$-	$(417,775)	$-	$-	$(408,253)

Stock issued at an average price of
$1.01 per share as an incentive
for notes payable	516,250	5,162	514,425	-	-	-	-	-	519,587

Stock issued at an average price of
$0.50 per share in exchange
for services and asset purchases	160,719	1,607	77,918	-	-	-	-	-	79,525

Stock issued at an average price of
$1.00 per share in exchange
for rent expense	35,240	352	59,014	-	-	-	-	-	59,366

Value of options vested during the
period	-	-	-	-	12,520	-	-	-	12,520

Warrants issued as incentive for
notes payable	-	-	-	-	328,100	-	-	-	328,100

Warrants issued for services	-	-	-	-	180,040	-	-	-	180,040

Payment of accounts payable by
shareholder	-	-	27,767	-	-	-	-	-	27,767

Close discount on common stock
to additional paid-in capital	-	-	(240,000)	240,000	-	-	-	-	-

Unrealized loss on market value
of investment	-	-	-	-	-	-	-	(100)	(100)

Net loss for the year ended
December 31, 2003	-	-	-	-	-	(76,849)	(1,123,977)	-	(1,200,826)

Balance, December 31, 2003	8,358,459	$83,584	$612,183	$-	$520,660	$(494,624)	$(1,123,977)	$(100)	$(402,274)

Balance, December 31, 2003	8,358,459	$83,584	$612,183	$-	$520,660	$(494,624)	$(1,123,977)	$(100)	$(402,274)

Stock and warrants issued as incentive
for notes payable	194,950	1,950	165,708	-	222,243	-	-	-	389,901

Value of warrants vested during the period	-	-	-	-	1,616,673	-	-	-	1,616,673

Value of options vested during the period	-	-	-	-	658,545	-	-	-	658,545

Stock issued at an average of $2.63 per	84,701	847	221,662	-	-	-	-	-	222,509
share in exchange for legal services.

Stock issued at an average of $2.14 per
share in exchange for services.	292,083	2,921	622,391	-	-	-	-	-	625,312

Stock issued at an average price of
$2.78 per share in exchange
for rent expense	132,610	1,326	367,967	-	-	-	-	-	369,293

Stock issued for purchase of assets
at $1.88 per share	9,974	100	18,639	-	-	-	-	-	18,739

Stock and warrants issued for cash at
an average price of $0.95 per
unit, less expenses of $126,000	5,896,000	58,960	1,967,135	-	3,568,905	-	-	-	5,595,000

Stock and warrants issued for
convertible debt plus interest at
prices ranging from $0.75 to
$1.25 per unit	1,434,723	14,347	1,572,246	-	26,483	-	-	-	1,613,076

Stock issued for securities at
$1.00 per share	25,000	250	24,750	-	-	-	-	-	25,000

Stock issued for cash at
$2.47 per share	15,000	150	36,900	-	-	-	-	-	37,050

Unrealized gain on market value of
investment	-	-	-	-	-	-	-	80	80

Net loss for the year ended
December 31, 2004	-	-	-	-	-	-	(7,491,716)	-	(7,491,716)

Balance, December 31, 2004	16,443,500	$164,435	$5,609,581	$-	$6,613,509	$(494,624)	$(8,615,693)	$(20)	$3,277,188

Balance, December 31, 2004	16,443,500	$164,435	$5,609,581	$-	$6,613,509	$(494,624)	$(8,615,693)	$(20)	$3,277,188

Stock issued at an average of $1.77 per	21,751	218	38,297	-	-	-	-	-	38,515
share in exchange for legal services.

Stock issued at an average price of	67,620	676	118,674	-	-	-	-	-	119,350
$1.77 per share in exchange
for rent expense

Stock issued at an average of $1.74 per	14,368	144	24,856	-	-	-	-	-	25,000
share in exchange for consulting/BOD
services.

Value of warrants vested during the period	-	-	-	-	333,818	-	-	-	333,818

Value of options vested during the period	-	-	-	-	260,580	-	-	-	260,580

Unrealized loss on market value of
investment	-	-	-	-	-	-	-	(780)	(780)

Exercise of Options by Consultant at	6,000	60	2,040	-	(1,020)	-	-	-	1,080
$.18 per share.

Stock and Warrants issued for Private	280,000	2,800	262,400	-	14,800	-	-	-	280,000
Placement

Net loss for the period ended
June 30, 2005 (unaudited)	-	-	-	-	-	-	(2,272,789)	-	(2,272,789)
Balance, June 30, 2005 (unaudited)	16,833,239	$168,333	$6,055,848	$-	$7,221,687	$(494,624)	$(10,888,482)	$(800)	$2,061,962

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from	Period from
			February 1, 2003	February 1, 2003
			(inception of	(Inception of
	Period Ended	Period Ended	development stage)	Development Stage)
	June 30, 2005	June 30, 2004	to June 30, 2005	to December 31,	Year Ended
	(unaudited)	(unaudited)	(unaudited)	2004	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,272,789)	$(4,076,127)	$(10,888,482)	$(8,615,693)	(7,491,716)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation	262,400	62,037	527,076	264,676	243,054
Loss on disposition of assets	-	5,482	7,024	7,024	7,024
Stock and warrants issued as incentive for notes payables	-	389,900	496,389	496,389	389,901
Stock issued for interest expense	-	-	149,878	149,878	149,878
Stock issued for rent expense	119,350	65,058	548,009	428,659	369,293
Stock issued for services	63,515	-	990,861	927,346	847,821
Stock issued for assets and securities	-	-	43,739	43,739	43,739
Stock options and warrants vested	594,398	264,512	2,869,616	2,275,218	2,275,218
Recognition of noncash deferred financing expense	-	578,699	578,699	578,699	578,699
Options and warrants issued for services and financing	-	1,558,673	253,753	253,753	26,483
Noncash recovery of other income	-	-	(1,850)	(1,850)	-
Changes in assets and liabilities:	-	-	-
Receivables	(9,000)	-	7,084	16,084	-
Inventory	(44,683)	(82,295)	(128,241)	(83,558)	(83,558)
Prepaid expenses	27,381	117,243	132,397	105,016	94,083
Other assets	-	-	5,607	5,607	5,607
Accounts payable	(52,826)	(32,381)	117,657	170,483	78,429
Accrued expenses	26,102	(75,058)	(42,172)	(68,274)	(29,050)
Net cash used by operating activities	(1,286,152)	(1,224,257)	(4,332,956)	(3,046,804)	(2,495,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(191,167)	(1,129,070)	(2,665,939)	(2,474,772)	(2,273,047)
Leasehold concessions received	-	-	185,000	185,000	-
Net cash used by investing activities	(191,167)	(1,129,070)	(2,480,939)	(2,289,772)	(2,273,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	280,000	5,595,000	5,912,050	5,632,050	5,632,050
Payments on capital leases	(2,767)	(2,407)	(7,684)	(4,917)	(4,917)
Payments on related party loans	-	(41,123)	(56,701)	(56,701)	(41,123)
Proceds from exercise of options	1,080	-	1,080	-
Proceeds from convertible debt	-	389,900	939,900	939,900	389,900
Applicable beneficial conversion allocated to warrants	-	-	-
Net cash provided by financing activities	278,313	5,941,370	6,788,645	6,510,332	5,975,910

Net increase in cash	(1,199,006)	3,588,043	(25,250)	1,173,756	1,207,768

Cash, beginning of period	1,461,708	253,940	287,952	287,952	253,940

Cash, end of period	$262,702	$3,841,983	$262,702	$1,461,708	1,461,708

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-	$-	-
Interest paid	$-	$-	$25,000	$25,000	-

NON-CASH INVESTING AND FINANCING:
Stock options and warrants vested	$594,398	$264,512	$2,869,616	$2,275,218	2,275,218
Stock and warrants issued for convertible debt	$-	$1,447,798	$1,613,076	$1,613,076	1,613,076
Stock issued for assets and securities	$-	$-	$43,739	$43,739	43,739
Stock issued as deferred incentive for notes payables	$-	$389,900	$519,587	$519,587	-
Stock issued for rent expense	$119,350	$65,058	$548,009	$428,659	369,293
Stock and warrants issued for services	$63,515	$-	$990,861	$927,346	847,821
Warrants and options issued for deferred services and financing	$-	$1,558,673	$520,102	$520,102	-
Accounts payable paid by contributed capital	$-	$-	$27,767	$27,767	-
Noncash recovery of other income	$-	$-	$1,850	$1,850	-

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

At June 30, 2005, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in first-out method. As of June 30, 2005, the Company’s raw material, work in process, and finished goods inventories totaled $69,818, $1,695, and $56,728, respectively.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company had previously adopted this statement for the year ended December 31, 2004. For the period ended June 30, 2005, the Company has recorded $616,623 as idle facility expense.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. The following is a summary of property, equipment and accumulated depreciation at June 30, 2005 and December 31, 2004:

	2005	2004
Equipment	$1,722,655	$1,609,268
Furniture and fixtures	120,114	106,809
Leasehold improvements	826,511	762,036
	2,669,280	2,478,113
Less: Accumulated depreciation	(665,512)	(403,112)
Total	$2,003,768	$2,075,001

Depreciation and amortization expense for the periods ended June 30, 2005 and December 31, 2004 were $262,400, of which $136,903 is included in “idle facility expense”, and $243,053, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock. As of June 30, 2005, the Company has not issued any preferred stock.

Common Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 75,000,000 shares of non-assessable $0.01 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting.

During the six months ended June 30, 2005, the Company sold 280,000 units for $1 per unit, with each unit consisting of one share of common stock and .20 of a warrant to purchase an additional share of common stock, raising $280,000. The exercise price of the warrants is $1.50, and they expire on December 31, 2007. The value of the warrants attached to the stock issued was $14,800, based upon the Black-Scholes calculation. Additionally, the Company issued 36,119 shares of common stock at an average price of $1.76 per share in exchange for services and issued 6,000 shares of stock for the exercise of options by a consultant.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent. A total of 67,620 shares, valued at approximately $119,350, were issued during the six-month period ended June 30, 2005 for payment of rent.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

Second Amended and Restated 2002 Stock Option Plan
During the six months ended June 30, 2005, the Company recorded an expense of approximately $260,580 for vested options.

The following is a summary of the Company's equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	1,258,000	$ 0.95	342,000

Total	1,258,000		342,000

(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the periods ended December 31, 2004 and June 30, 2005.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	690,000	$0.25
Granted	668,000	1.61
Exercised	-	-
Rescinded	(75,000)	-
Outstanding at December 31, 2004	1,283,000	0.96
Granted	-	-
Exercised	(6,000)	(0.18)
Rescinded	(19,000)	1.60
Options outstanding at June 30, 2005	1,258,000	$0.95

Options exercisable at June 30, 2005	540,000	$0.66
Weighted average fair value of options granted in 2005		-

Warrants
At June 30, 2005 and December 31, 2004, there were outstanding warrants to purchase 4,656,700 and 4,600,700 shares respectively, of the Company’s common stock, at prices ranging from $1.00 to $2.50 per share. The warrants vest at various rates ranging up to 4 years and expire at various dates through 2014.

NOTE 6 - CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank. These funds are insured to a maximum of $100,000. At June 30, 2005, approximately $162,401 was at risk.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application. The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process. The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002. In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts. During the periods ended December 31, 2004 and June 30, 2005, applicable royalties were waived by the patent holder.

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

Total rental expense, including common area charges, for the period ending June 30, 2005 was approximately $119,349 of which $79,566 is included in idle facility costs and $371,856 for the year ended December 31, 2004.

Mass Development Revenue Bond
In September 2003, the Company received a two year extension of preliminary approval for a $5.03 million revenue bond financing from MassDevelopment to finance an expansion of its operation to a new facility in Fitchburg, Massachusetts.

NOTE 8 -SUBSEQUENT EVENTS

Private Placement Offering
In May 2005, the Company commenced a private placement offering of its common stock to accredited investors. Subsequent to June 30, 2005 the Company has received $448,250 under this private placement. Under the terms of the offering, units sold after June 30, 2005 were offered to investors at the price of $0.75 per unit. A unit consists of one share of common stock and a warrant to purchase an additional .40 of a share of common stock. The warrants are exercisable at $1.50 per share and expire on December 31, 2007. The Company is also required to file a registration statement under the Securities Act of 1933 providing for the resale of the shares within 180 days of completion of the offering. The Company has not paid fees to any brokerage firms or investment bankers in relation to this private placement.

Shipments
Subsequent to June 30, 2005 the Company has made shipment of products to two customers. These shipments have created $5,020 in revenue. In addition, customers have provided purchase orders representing an additional $205,200 in orders.

Item 2  Management’s Discussion and Analysis

In January 2003, Integrated Pharmaceuticals, Inc. (“IntePharm,”“we” or the “Company”) changed its focus from contract research and development for pharmaceutical companies to the development of our own technology and production capacity. We changed our business model in this manner so that we could retain for our own use the intellectual property we develop and commercialize our proprietary technologies with production facilities that we hoped to develop. During 2003 and 2004, we directed our efforts towards the establishment of a production facility and raising capital to finance that facility and its operations. As of June 30, 2005, we had begun commercial production and created inventories so that we could fill orders quickly, but we had few customers and had not yet generated meaningful cash flow from operations.

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

During the second quarter of 2005, we received almost no sales orders. We were, however, able to raise $280,000 through the sale of common stock and warrants. At June 30, 2005, our cash position was $262,702, and our monthly expenditures were about $180,000. As a result, we were focused on raising additional capital and determining how to cut our costs.

Because we have not yet secured significant purchase orders for our products, we are unsure about our ability to do so in the future. In that regard, we are uncertain as to whether there are competitors, particularly Asian competitors with whom we are unfamiliar, who may be able to sell the products that we make at lower prices than are economic for us to match.

The Company has no sources of liquidity other than sales revenue and proceeds from securities offerings. As of June 30, 2005, the Company had no commitments for capital expenditures.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

The Company raised $280,000 through the sale of stock and warrants in a private placement during the three month period ended June 30, 2005. It also paid base rent on its building in Fitchburg, Massachusetts in the form of common stock; and it paid a portion of its legal fees in the form of common stock.

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