Form 10QSB
period 2005-09-30
INTEGRATED PHARMACEUTICALS INC
filed 2005-11-15
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number     000-50960

Integrated Pharmaceuticals, Inc.
(Exact name of small business issuer in its charter)

Idaho	04-3413196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 14, 2005, the Issuer had 17,710,786 shares of common stock outstanding.

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

PART I

ITEM 1. Financial Statements

Integrate Pharmaceuticals Inc.
Financial Statements
For The Quarter Ended September 30, 2005
(Unaudited)

CONTENTS

PAGE

3	Balance Sheets As At September 30, 2005 And December 31, 2004

4	Statements Of Operations And Income For The Nine Months Ended September 30, 2005 and 2004

5	Statements Of Cash Flows For The Nine Months Ended September 30, 2005 and 2004

6-10	Notes To Financial Statements - September 30, 2005

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$119,764	$1,461,708
Accounts receivable	17,500	-
Inventory	141,676	83,558
Prepaid expenses	34,112	42,543
Total Current Assets	313,052	1,587,809

PROPERTY AND EQUIPMENT, net	1,878,054	2,075,001

OTHER ASSETS
Investments	1,000	2,000
Deposits	763	763
Total Other Assets	1,763	2,763

TOTAL ASSETS	$2,192,869	$3,665,573

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$179,999	$269,030
Accrued expenses	109,683	114,709
Capital leases payable	662	4,646
Total Current Liabilities	290,344	388,385

Total Liabilities	290,344	388,385

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares
authorized; 17,637,655 and 16,443,500 shares
issued and outstanding, respectively	176,376	164,435
Additional paid-in capital	6,517,551	5,609,581
Other comprehensive income (loss)	(1,020)	(20)
Stock options and warrants	7,667,164	6,613,509
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(11,962,922)	(8,615,693)

Total Stockholders' Equity	1,902,525	3,277,188

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,192,869	$3,665,573

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					February 1, 2003
					(inception of
	Three Months Ended		Nine Months Ended		development stage)
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	to September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$17,560	$-	$52,210	$-	$52,210

COST OF GOODS SOLD
Materials and supplies	19,000	-	24,694	-	24,694
Total Cost of Goods Sold	19,000	-	24,694	-	24,694

GROSS PROFIT	(1,440)	-	27,516	-	27,516

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	63,689	83,428	189,186	145,465	453,902
Research and development	66,204	115,162	233,346	352,015	706,099
Marketing	58,804	66,123	209,957	271,919	569,614
Legal and professional fees	70,894	128,275	257,333	327,061	980,810
Consulting	198,038	499,696	552,431	2,017,251	3,029,830
Idle facility expense	242,045	-	858,669	-	1,266,559
Occupancy	44,660	149,046	223,228	449,323	990,661
Labor and benefits	81,403	80,098	231,909	260,416	735,900
Services paid by stock options	180,085	202,850	454,155	467,360	1,125,220
Office supplies and expenses	8,191	20,279	30,657	92,257	155,006
Travel	1,134	13,001	25,002	35,112	168,237
Other general and administrative expenses	44,311	66,852	109,538	157,239	397,627
Total General and Administrative Expenses	1,059,458	1,424,810	3,375,411	4,575,418	10,579,465

OPERATING LOSS	(1,060,898)	(1,424,810)	(3,347,895)	(4,575,418)	(10,551,949)

OTHER INCOME (EXPENSES)
Interest income	127	2,686	1,255	7,029	10,167
Interest expense	(179)	(16,295)	(589)	(1,048,235)	(1,415,580)
Miscellaneous income (expense)	-	-	-	(5,481)	(5,560)
Total Other Income and Expenses	(52)	(13,609)	666	(1,046,687)	(1,410,973)

LOSS BEFORE TAXES	(1,060,950)	(1,438,419)	(3,347,229)	(5,622,105)	(11,962,922)

INCOME TAXES	-	-	-	-	-

NET LOSS	(1,060,950)	(1,438,419)	(3,347,229)	(5,622,105)	(11,962,922)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	(220)	-	(1,000)	80	(1,020)

COMPREHENSIVE LOSS	$(1,061,170)	$(1,438,419)	$(3,348,229)	$(5,622,025)	$(11,963,942)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.06)	$(0.09)	$(0.20)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	17,438,891	16,231,487	16,849,830	14,155,239

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
	Nine Months	Nine Months	(inception of
	Ended	Ended	development stage)
	September 30, 2005	September 30, 2004	to September 30, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,347,229)	$(5,622,105)	$(11,962,922)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation	396,043	145,465	660,719
Loss on disposition of assets	-	5,481	7,024
Stock and warrants issued as incentive for notes payables	-	389,900	496,389
Stock issued for interest expense	-	-	149,878
Stock issued for rent expense	149,666	266,955	578,325
Stock issued for services	69,934	-	997,280
Stock issued for assets and securities	-	-	43,739
Recognition of noncash deferred financing expense	-	578,699	578,699
Options and warrants issued for services and financing	969,761	2,566,616	3,498,732
Noncash recovery of other income	-	-	(1,850)
Changes in assets and liabilities:
Receivables	(17,500)	(630)	(1,416)
Inventory	(58,118)	(194,451)	(141,676)
Prepaid expenses	8,431	80,585	113,447
Other assets	-	-	5,607
Deferred Compensation	-	9,000
Accounts payable	(89,031)	(37,614)	81,452
Accrued expenses	(5,026)	(92,780)	(73,300)
Net cash used by operating activities	(1,923,069)	(1,904,879)	(4,969,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(199,096)	(1,785,950)	(2,673,868)
Leasehold concessions received	-	-	185,000
Net cash used by investing activities	(199,096)	(1,785,950)	(2,488,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	783,125	5,632,050	6,415,175
Payments on capital leases	(3,984)	(3,833)	(8,901)
Payments on related party loans	-	(41,123)	(56,701)
Proceds from exercise of options	1,080	-	1,080
Proceeds from convertible debt	-	389,900	939,900
Net cash provided by financing activities	780,221	5,976,994	7,290,553

Net increase in cash	(1,341,944)	2,286,165	(168,188)

Cash, beginning of period	1,461,708	253,940	287,952

Cash, end of period	$119,764	$2,540,105	$119,764

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$25,000

NON-CASH INVESTING AND FINANCING:
Stock and warrants issued for convertible debt	$-	$1,447,798	$1,613,076
Stock issued for assets and securities	$-	$-	$43,739
Stock issued as deferred incentive for notes payables	$-	$389,900	$496,389
Stock issued for prepaid rent and rent expense	$149,666	$266,955	$578,325
Stock and warrants issued for services	$69,934	$-	$997,280
Warrants and options issued for services and financing	$969,761	$2,566,616	$3,498,732
Accounts payable paid by contributed capital	$-	$-	$27,767
Noncash recovery of other income	$-	$-	$1,850

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

At September 30, 2005, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Development Stage Activities
The Company began a new development stage February 1, 2003, when it discontinued outside contract research as its primary focus. It is now primarily engaged in the development and production of clinically active pharmaceutical compounds, including active small molecules and recombinant DNA technology derived products.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in first-out method. As of September 30, 2005, the Company’s raw material, work in process, and finished goods inventories totaled $56,527, $10,688, and $74,462, respectively.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company had previously adopted this statement for the year ended December 31, 2004. For the nine-month period ended September 30, 2005, the Company has recorded $858,669 as idle facility expense.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. The following is a summary of property, equipment and accumulated depreciation at September 30, 2005 and December 31, 2004:

	2005	2004
Equipment	$1,730,584	$1,609,268
Furniture and fixtures	120,114	106,809
Leasehold improvements	826,511	762,036
	2,677,209	2,478,113
Less: Accumulated depreciation	(799,155)	(403,112)
Total	$1,878,054	$2,075,001

Depreciation and amortization expense for the periods ended September 30, 2005 and December 31, 2004 were $396,043 (of which $206,856 is included in “idle facility expense”) and $243,053, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock. As of September 30, 2005, the Company has not issued any preferred stock.

Common Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 75,000,000 shares of non-assessable $0.01 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting.

In May 2005, the Company commenced a private placement offering of its common stock to accredited investors. During the nine months ended September 30, 2005, the Company sold 1,044,166 units for $0.75 per unit, with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $783,125. The exercise price of the warrants is $1.50, and they expire on December 31, 2007. The value of the warrants attached to the stock issued was $113,218, based upon the Black-Scholes calculation. Additionally, the Company issued 42,559 shares of common stock at an average price of $1.64 per share in exchange for services.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent. A total of 101,430 shares, valued at approximately $149,666, were issued during the nine-month period ended September 30, 2005 for payment of rent.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

Second Amended and Restated 2002 Stock Option Plan

During the six months ended September 30, 2005, the Company recorded an expense of approximately $454,155 for vested options.

The following is a summary of the Company's equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	1,185,000	$0.65	415,000
Total	1,185,000		415,000
(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the periods ended December 31, 2004 and September 30, 2005.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	690,000	$0.25
Granted	668,000	1.61
Exercised	-	-
Rescinded	(75,000)	-
Outstanding at December 31, 2004	1,283,000	0.96
Granted	2,000	0.65
Exercised	(6,000)	(0.18)
Rescinded	(94,000)	2.62
Options outstanding at September 30, 2005	1,185,000	$0.65

Options exercisable at September 30, 2005	617,000	$0.74
Weighted average fair value of options granted in 2005		$0.36

Warrants
At September 30, 2005 and December 31, 2004, there were outstanding warrants to purchase 5,018,366 and 4,600,700 shares respectively, of the Company’s common stock, at prices ranging from $1.00 to $2.50 per share. The warrants vest at various rates ranging up to 4 years and expire at various dates through 2014.

NOTE 6 - CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank. These funds are insured to a maximum of $100,000. At September 30, 2005, approximately $119,705 was at risk.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application. The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process. The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002. In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts. During the periods ended December 31, 2004 and September 30, 2005, applicable royalties were waived by the patent holder.

Building Lease in Fitchburg
In September 2003, the Company signed a five-year lease agreement for a commercial real estate property in Fitchburg, Massachusetts. The base rent, which for the first year was $10,843 per month, may be paid with one share of common stock for each $1.00 of rent. The Company has the option to purchase this property in September 2006 and is obligated to do so by September 2008. If the Company has not purchased the property by September 2006, then the rent becomes payable 50% in cash and 50% in stock.

Total rental expense, including common area charges, for the period ending September 30, 2005 was approximately $149,666, of which $99,777 is included in idle facility costs, and $371,856 for the year ended December 31, 2004.

Mass Development Revenue Bond
In September 2003, the Company received a two year extension of preliminary approval for a $5.03 million revenue bond financing from Mass Development to finance an expansion of its operation to a new facility in Fitchburg, Massachusetts.

NOTE 8 -SUBSEQUENT EVENTS

Shipments
Subsequent to September 30, 2005, the Company shipped approximately $14,000 of products to customers. In addition, customers have provided purchase orders representing an additional $250,200 in orders.

Amendment to the Patent License Agreement
Subsequent to September 30, 2005, there were changes made to the license agreement between the Company and a related party. The related party has agreed to waive any royalties until the Company reaches annual sales of $5,000,000. In addition, the related party will waive any royalties if the products produced by the licensed technology don’t make a profit of more than 12.5% before payment of income taxes (EBITA).

Item 2  Management’s Discussion and Analysis

In January 2003, Integrated Pharmaceuticals, Inc. (“IntePharm,”  “we” or the “Company”) changed its focus from contract research and development for pharmaceutical companies to the development of our own technology and production capacity. We changed our business model in this manner so that we could retain for our own use the intellectual property we develop and commercialize our proprietary technologies with production facilities that we hoped to develop. During 2003 and 2004, we directed our efforts towards the establishment of a production facility and raising capital to finance that facility and its operations. As of September 30, 2005, we had begun commercial production and created inventories so that we could fill orders quickly, but we had few customers and had not yet generated meaningful cash flow from operations.

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

During the second quarter of 2005, we received almost no sales orders. We were, however, able to raise $280,000 through the sale of common stock and warrants. At June 30, 2005, our cash position was $262,702, and our monthly cash expenditures were about $180,000.
During the third quarter of 2005, we recognized revenue of $17,560 from the sale of our products, resulting in a gross loss of $1,440. Our total loss for the three months ended September 30, 2005 was $1,060,950. At September 30, 2005, our cash position was $119,764. As a result, we focused on raising additional capital and we cut our monthly cash expenditures from $180,000 to about $80,000. During the three-month period ended September 30, 2005, we raised $783,125 through the sale of common stock and warrants in our 2005 private placement, at a price per share of $0.75.

During the quarter ended September 30, 2005 we strove to create new food products for which our carbohydrate compounds could serve as a primary ingredient. For example, we developed new technologies for delivering calcium in hot an cold beverages, and filed patent applications related to these technologies. We also worked closely with a start-up company that seeks to create a market for our calcium product on such matters as packaging and labeling of this new consumer product.

Because we have not yet secured significant purchase orders for our bulk products, we are unsure about our ability to do so in the future. In that regard, we are uncertain as to whether there are competitors, particularly Asian competitors with whom we are unfamiliar, who may be able to sell the bulk products that we make at lower prices than are economic for us to match.

The Company has no sources of liquidity other than sales revenue and proceeds from securities offerings. As of September 30, 2005, the Company had no commitments for capital expenditures.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

The Company raised $783,0125 through the sale of stock and warrants in a private placement during the three month period ended September 30, 2005. It also paid base rent on its building in Fitchburg, Massachusetts in the form of common stock; and it paid a portion of its legal fees in the form of common stock.

ITEM 3 Default Upon Senior Securities

The Company has no senior securities outstanding.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the third quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None.

ITEM 6 Exhibits and Reports on Form 8-K

The following documents are filed as exhibits to this Form 10-KSB:

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Integrated Pharmaceuticals, Inc. (1)
3.2	Amended and Restated Bylaws of Integrated Pharmaceuticals, Inc. (2)
4.1	Specimen Certificate for Integrated Pharmaceuticals, Inc. Common Stock, par value $.01 per share (2)
4.2	Form of Common Stock Purchase Warrant (2)
10.1	Amended and Restated Patent License Agreement with NEC Partners (2)
10.2	Lease Agreement with Chantilas Properties, LLC and Advanced Process Technologies, Inc. (2)
10.3	Assignment and Assumption of Lease(2)
10.4	Consulting and Warrant Agreements with James Czirr (2)
10.5	2002 Stock Plan (2)
10.6	Registration Rights Agreement(2)
10.7	First Amended and Restated Supply Agreement with Frag-Chem Corporation (3)
10.8	Letter dated May 5, 2005 amending the Patent License Agreement with NEC Partners (3)
10.9	Letter dated October 13, 2005 amending the Patent License Agreement with NEC Partners
31	Certification of the Chief Financial Officer of the Company as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Office rand Chief Financial Officer of the Company pursuant to 18 U.S.C. section 1250 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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

/s/ Chinmay Chatterjee
By: Chinmay Chatterjee
Its: CEO

Date: November 14, 2005