Form 10KSB
period 2005-12-31
INTEGRATED PHARMACEUTICALS INC
filed 2006-04-13
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Issuer’s telephone number, including area code)

Securities registered under Section 12(g) of the Act:
Title of class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	None
2006 Common Stock Purchase Warrants	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☐ No☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

State issuer’s revenues for its most recent fiscal year.   $    77,341

As of March 28, 2006, the aggregate market value of the issuer’s common equity held by non-affiliates was approximately $5,079,324.

As of March 28, 2006 , the Issuer had 19,064,787 shares of common stock outstanding.

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-KSB

TABLE OF CONTENTS
PAGE

PART I.

ITEM 1 BUSINESS	1

ITEM 2 PROPERTIES	5

ITEM 3 LEGAL PROCEEDINGS	5

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5

PART II.

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	5

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	6

ITEM 7 FINANCIAL STATEMENTS	8

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE	8

ITEM 8A CONTROLS AND PROCEDURES	8

ITEM 8B OTHER INFORMATION	9

PART III.

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	9

ITEM 10 EXECUTIVE COMPENSATION	11

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	12

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	13

ITEM 13 EXHIBIT INDEX	15

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

INDEX TO FINANCIAL STATEMENTS

SIGNATURES	17

EXHIBITS
FINANCIAL STATEMENTS

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Business Development

Integrated Pharmaceuticals, Inc. (“IntePharm,” “we” or the “Company”) was incorporated in Idaho in August 1969 as an exploratory mining company. In the late 1990s, our mining prospects appeared dim, and our board of directors decided to change our business focus. In 2000, we acquired Advanced Process Technologies, Inc., a Massachusetts corporation (“APTI”), in a share exchange in which 6,000,000 shares of IntePharm common stock were issued to the founders and a director of APTI, resulting in their ownership of about 82.5% of our common stock. As a result, we were transformed from a mining exploration company with no business activity or prospects into a biotechnology company with strong research and development capabilities. From 2001 through January 2003, we engaged in contract research and development related to the production of pre-clinical therapeutic proteins for treatment of cancer, angiogenesis and osteoporosis. In January 2003, we decided to concentrate primarily on the development of our own technology and production capacity. We changed our business model in this manner so that we could retain for our own use the intellectual property we develop and commercialize our proprietary technologies with production facilities that we hoped to develop. During 2003 and 2004, we directed our efforts towards the establishment of a production facility and raising capital to finance that facility and its operations. During 2005, we completed construction of our production facility and focused on sales and new product development. As of the date of this Form 10-KSB, we have few customers and have not yet generated meaningful cash flow from operations.

We have not been involved in any bankruptcy, receivership or similar proceedings during the last three years.

Business of the Issuer

We are a biotechnology company dedicated to the production of pharmaceuticals, specialty chemicals and compounds and food products for sale to businesses in the pharmaceutical, neutraceutical, food and agriculture industries. We focus on compounds and food products that have proven therapeutic or nutritional value in humans, plants and/or animals, but our products also have industrial uses. We use new technologies to make our products. We expect to be a bulk supplier of our products, and to sell them principally to businesses, not to individual consumers.

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

Our officers have experience in building and operating biopharmaceutical and chemical production facilities. Using their scientific backgrounds, they have developed an expertise in improving production processes. We have two U.S. patents and nine pending patent applications in this field.

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

Distribution. We hope to sell our products to pharmaceutical, neutraceutical, food industry, agricultural and commercial end-users. We are currently in discussions with a number of distributors and commercial users of gluconate and lactate derivative products, and with potential customers whom we believe would be well served by replacing existing ingredients with one or more of our products. Most of these discussions are at an early stage. We have supplied several potential customers with production samples. We have entered into a 5-year supply agreement with Fragchem Corporation (“Fragchem”), a distributor based in Niles, Illinois, that has agreed to purchase quantities of our gluconate products annually, starting in May 2005. Under this Agreement, we agreed to charge Fragchem 10-15% less than the price that Fragchem charges to its customers. As of December 31, 2005, Fragchem had only provided us purchase orders to deliver products to one customer. The order quantity is not significant yet. Fragchem does not have any right to terminate the agreement other than for breach of the agreement by us. We are not aware of any breach of the agreement by us, and Fragchem has not notified us that we are in breach. We have also signed a license agreement with Naples Marketing Systems, Inc. (“Naples”), of Arlington, MA, a distributor that has advised us of its plan to order $2.5 million of a calcium-supplement beverage product from us in the first year after its product launch, currently expected in 2nd quarter 2006. This license agreement does not have any minimum sales requirement, license fees, or royalties. It does, however, require the licensee to purchase its ingredients from us, to the extent that was can make them. Naples is currently launching the product through several chain outlets.

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

Dependence on Major Customers. We have signed a supply agreement with a distributor who has agreed to purchase our products in bulk over a five year period. Currently, we have no other major customers. We have several potential customers who are evaluating production samples for suitability, and a potential customer that is embarking on the launch of a branded beverage product using our calcium delivery formulation.

Proprietary Rights and Licensing. We rely heavily on patents and trade secrets to protect our production techniques. Currently, we are the exclusive licensee of two issued patents, U.S. patent nos. 6,416,981 and 6,828,130 relating to the production of gluconate derivatives; and a divisional patent application that broadens the protection with respect to gluconate derivatives. The issued patents are a key component of our business plan. This patented process involves the conversion of glucose (a readily available commodity) into gluconic acid, which is more suitable for combination with other elements or compounds that have nutritional or therapeutic value. Three of our directors, through their partnership, NEC Partnership, have entered into a license with us granting us exclusive rights to these patents and non-exclusive rights to related trade secret information. Under the terms of the license, we are required to pay a 3% royalty to NEC Partners for sales of products made with the process covered by the patent, or $25,000 per quarter, whichever is greater. The quarterly minimum does not apply in any year in which the Company’s sales are less than $5 million or to years in which the Company’s earnings before depreciation, interest and taxes (EBITDA) on sales of licensed products is less than 12.5%.  The 3% royalty and the $25,000 minimum quarterly payment are reduced by one-half if we continue to employ all three of the NEC partners on a full-time basis. See Certain Relationships and Related Transactions, below for a fuller description of this license agreement. We are also the owners of nine US patent applications related to other aspects of our gluconate derivative technology.

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

Research and Development Expenditures. We spent $452,116 and $276,341.46 on research and development in 2004 and 2005, respectively. Of the amount spent in 2004, approximately $407,166 was spent on the development of our carbohydrate production technology, and $45,000 was spent on our recombinant generic drug development research. Of the amount spent in 2005, approximately $198,693 was spent on the development of our carbohydrate production technology and $ 77,648 was spent on recombinant generic drug development research.

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

Employees. As of March 31, 2006, we had 7 full-time and one part-time employees. Of these, two are senior management who also perform research and development work.

ITEM 2.    DESCRIPTION OF PROPERTY.

We own no real estate. We lease a 38,000 square foot production building in Fitchburg, Massachusetts which we use for our operations. The building is located on an 11-acre parcel of land.

The lease term for the Fitchburg facility commenced in September 2003 and continues through September 2008. Base rent for the facility for the current year of the lease (which continues through September 24, 2005) is $11,608 per month. The base rent of the lease increases annually by 3%. This base rent is payable in the form of our common stock, valued at $1.00 per share. As a result, only “additional rent” (for utility services, maintenance, insurance, taxes and the like) is payable in cash. We have the option to purchase the Fitchburg property (including the land) in September 2006, and are obligated to do so by September 2008. The lease does not specify the consequences of a failure to purchase the property by September 2008. We have been advised that we would be liable to the landlord for the excess, if any, of the price at which would then be obligated to purchase the property (approximately $1.75 million) over its then-current value. If we have not purchased the property by September 2006, the base rent will be payable 50% in cash and 50% in stock. The purchase price of the property will be approximately $1.1 million plus 10% compounded for each full 12-month period from September 2003 through the date of the purchase. The building is in good condition. Our rent payments are personally guaranteed by Chinmay Chatterjee, Nilu Chatterjee and Edward Furtado.

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
.
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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.  The Company’s common stock is traded on the basis of inter-dealer quotations that are reported in the Pink Sheets. The prices shown reflect inter-dealer bid prices, without retail mark-up, mark-down or commission. The range of high and low bid information for IntePharm’s common stock for each quarter during of the last two years, are as follows:
		Lo	Hi

2004	Q1	$ 1.40	$ 3.75
	Q2	$ 2.70	$ 3.30
	Q3	$ 2.35	$ 3.23
	Q4	$ 1.70	$ 3.17

2005	Q1	$ 2.75	$ 1.74
	Q2	$ 2.00	$ 0.95
	Q3	$ 1.40	$ 0.37
	Q4	$ 0.70	$ 0.24

As of March 28, 2006, there were approximately 480 holders of the Company’s common stock.

The Company has not declared any dividends on its common stock during the past two years. The Company is not subject to any restrictions on its ability to declare dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

In 2005, we engaged in a private placement of our common stock. Pursuant to that offering, we sold stock priced by reference to the market price of our shares, resulting in sales at prices ranging from $0.25 per share to $.75 per share. This offering was made solely to accredited investors. We received proceeds (net of commissions) of $1,000,325 pursuant to this private placement, and issued 1,998,667 shares of common stock to the investors. Investors were also issued warrants expiring June 30, 2008 and December 31, 2007 exercisable at prices ranging from $0.90 to $1.50 per share. In total, we issued warrants to purchase 1,469,701 shares of our common stock to these investors in 2005. Of these warrants, 706,500 were exercisable at $1.50, and 763,201 were exercisable at $0.90.

We lease our Fitchburg facility on terms that call for the payment of base rent in the form of common stock. See Item 3 (Description of Property) above. During the year ended December 31 2005, we accrued $162,920 of rents payable in this form and issued 129,254 shares of common stock to the landlord pursuant to the lease. We believe that the landlord is an accredited investor within the meaning of SEC regulation D, and have issued shares to the landlord in reliance upon the exemption provided by section 4(2) of the Securities Act.

During the year ended December 31, 2005, we accrued liabilities for services rendered for which we issued 14,368 shares of common stock to a director, and 46,337 shares of common stock to a law firm. We believe these issuances to be covered by SEC rule 701 and/or section 4(2) of the Securities Act.

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

We generated almost no operating revenue during the calendar year of 2003, which was a year of transition from a contract research organization to a development stage production company. We had no operating revenue during 2004; and our operating revenue for the year 2005 was $77,341.

Plan of Operation. We are now producing gluconate and lactate products in our facility in Fitchburg, Massachusetts, building our inventories for sale. We continue to install and test additional production equipment in order to increase our throughput and production flexibility. During the next twelve months, we expect to spend approximately $500,000 for the equipment, assuming availability of funds.

As of December 31, 2005, our cash position was approximately $182,582. Since that date, we have raised an additional $170,000 through the private sale of stock, and have received assurances concerning additional equity investments. We believe that our cash on hand and commitments received will be sufficient to sustain our operations through June 2006, by which time we will need either to generate cash flow from the sale of carbohydrate derivatives or raise additional capital to sustain our operations.

Research & Development

In-House R&D. We have four scientists actively engaged in research and development. Our budget for in-house R&D for the next twelve months is $60,000, assuming availability of funds. We contemplate undertaking three research and development (“R&D”) projects: the Calcium Supplement Project, the Baking/Dairy Project, and the Generic Drug Project. The first two projects are short-term, relatively inexpensive projects intended to develop or expand markets for the Company’s gluconate / lactate products. The Generic Drug project is a longer-term project aimed at developing new products for the pharmaceutical industry.

The Calcium Supplement Project. We have filed two patent applications relating to a new process for adding a calcium supplement to beverages in a manner that does not affect the taste or flavor of the beverage. We are currently working with a distributor that wishes to market and sell a popular beverage using our proprietary calcium supplement process. We expect to continue to refine our processes related to the calcium supplement product as we gain experience in making this product. We expect this product to be in commercial use by the second quarter of 2006.

The Baking/Dairy Product. We have filed two patent applications relating to the production and distribution of a popular food product that relates to dairy and baking consumption. We are currently refining our technology in this area. We hope to have this product ready to sell in late 2006, and to have actual sales in 2007. The company is in active discussion with several interested parties for funding this project.

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

Our generic drug project has been underway since August 2004. As of December 31, 2005, we had spent approximately $55,000 on this project. This project is too early in its development for us to know how long the project will take. We are not dependant upon cash inflows from the results of this project to fund our business.

Plant and Equipment. Our expenditures through December 31, 2005 on plant and equipment have totaled approximately $2.7 million. Assuming availability of funds, we expect to spend an additional $500,000 in the next twelve months on the purchase, installation and testing of production equipment in our Fitchburg, Massachusetts production facility to meet the anticipated demand for our various products.

Changes in Number of Employees. As of December 31, 2004, we had 19 full-time and two part-time employees. In August 2005, in an attempt to cut costs, we laid off all but 8 full-time and one part-time employees. We currently have 7 full-time employees and one part-time employee.

Management’s Discussion and Analysis of Financial Condition and Operations

Financial Condition.

In 2004, we raised approximately $5.6 million (net of expenses) through the sale of common stock, plus nearly $400,000 through the sale of convertible notes. Prior to December 31, 2004, holders of all our outstanding convertible notes converted their notes to common stock. Our cash position at December 31, 2004 was approximately $1.46 million. During 2004 we applied about $41,000 towards the repayment in full of the loans from our directors.

In 2005, we commenced a private placement of common stock with a goal of raising $5.4 million. During calendar year 2005, we raised approximately $1,000,325 from investors. See Recent Sales of

Unregistered Securities, above. We currently have commitments for additional capital up to $300,000, and we are in discussion with potential sources of project financing for our dairy product under development.

In September 2005, we reduced our monthly cash expenditures to less than $80,000. Despite these efforts to conserve cash, our cash position at December 31, 2005 was $182,582. As a result, we are likely to need additional capital if our sales efforts do not result in substantial orders by the end of second quarter 2006. We have no current commitments requiring us to make capital expenditures.

Other than as described above, we know of no long-term or short-term trends or events that have or are reasonably likely to have a material impact on or short-term or long-term liquidity. Our long-term liquidity will be affected by our ability to generate sales, which is subject to uncertainties. In addition, we are obligated to purchase our Fitchburg facility by September 2008. At that time, the purchase price would be approximately $1.75 million. We have not yet arranged for financing for this purchase.

Our capital needs in the next year will depend upon the amount and mix of purchase orders that we receive (assuming that we received such orders at all). We hope to be able to generate significant operating profit by utilizing the production capacity of the equipment that we already have in place. Assuming that we generate some sales orders by fourth quarter 2006, we should be able to pay for the cost of filling the orders out of our working capital. If the orders that we receive are for substantially greater volumes than we expect, it is possible we will need to install additional equipment to fill those orders, which would require additional capital.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Operations. We have begun making our products in our facility and filling small purchase orders from paying customers. Other than as described above, we know of no trends or events that we expect to have a material impact on our net sales or revenues or income from continuing operations. The uncertainties associated with our net sales and revenues are those typical of an early stage company with no customers. We must, make production samples, establish relationships with prospective customers, have our samples pass the quality tests of these customers, compete successfully on price, and make and deliver products on time and within budget. All of these are new challenges for us. We have experienced executives who believe that they can meet these challenges, but there can be no assurance that they will succeed.

There are no significant elements of income or loss that do not arise from our operations. At the moment, there do not appear to be seasonal aspects to our business.

ITEM 7.    FINANCIAL STATEMENTS.

The reports of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report. See “Index to Financial Statements” on page 16.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.    CONTROLS AND PROCEDURES.

Chinmay Chatterjee, President and CEO has evaluated the Company’s disclosure controls and procedures and concluded that they are effective. He concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. Based upon the officer’s evaluation, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 8B.    OTHER INFORMATION.

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and executive officers, their present positions, and their ages are as follows:

Name	Age	Office with IntePharm
Chinmay Chatterjee, Ph. D.	46	President and Director
Nilu P. Chatterjee, Ph.D.	47	Vice-President of Research and Development and Director
Edward D. Furtado	51	Vice-President of Operations, Secretary and Director
David H. Smith II	66	Director
Sally Johnson Chin	57	Director

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

David H. Smith II has been a director of the Company since February 2004. Since 1996, he has been a founder and managing director of the following venture capital funds: Interim Advantage Fund, LLC (founded in 1996), Contra V.C., LLC (founded in 1998), Tailwind V.C., LLC (founded in 2000) and Fivex, LLC (founded in 2004). He has had significant business experience in the clinical laboratory industry. He was a co-founder, Vice President and Director of Canberra Industries, a large publicly-traded manufacturer of analytical instruments, and also of Canberra Clinical Laboratories, which was sold in 1986 to MetPath, Inc., a subsidiary of Corning, Inc. Mr. Smith received a B.A. degree in Political Science from Hampden-Sydney College. He is also a director of Pro-Pharmaceuticals, Inc., a reporting company under the Exchange Act; and during 2005 was a direction of Sention, Inc.

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

Audit Committee Financial Expert. The Board of Directors of serves as the Company’s Audit Committee. The Board has concluded that Sally Johnson-Chin qualifies as a financial expert, but would not qualify as “independent” under the AMEX or NASDAQ rules of audit committee composition because she is receiving compensation for consulting services being rendered to IntePharm.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not aware of any officers, director or holder of more than 10% of the Company’s common stock who has failed to file on a timely basis, all reports required by section 16(a) of the Exchange Act during the most recent fiscal year. The Company is not aware of any transactions that should have been disclosed on Form 4 but were not disclosed.

Code of Ethics

The Company has adopted a Financial Code of Ethics applicable to the Company’s CEO, CFO principal accounting officer or controller, and persons performing similar functions, including its Treasurer. A copy of the Financial Code of Ethics was previously filed as Exhibit 14 to its 2005 Form 10KSB.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table provides a summary of the compensation paid to each of our executive officers for the year ended December 31, 2005. No executive officer received a total annual salary, bonus and other compensation in excess of $100,000 in that period. No executive officer who would have otherwise been included in this table on the basis of salary and bonus earned for the 2004 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during the fiscal year.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Chinmay Chatterjee, President & CEO	2005	$71,446	$0	$16,257	None	200,000	None	None
Edward Furtado, Vice-President of Operations	2005	$65,615	$0	$17,514	None	70,000	None	None
Nilu Chatterjee, Vice-President of Research and Development	2005	$64,508	$0	$16,257	None	193,000	None	None

All amounts shown as Other Annual Compensation are health and dental insurance premiums paid on behalf of the executives, and automobile allowance payments made to Mr. and Mrs. Chatterjee and to Mr. Furtado.

On December 16, 2002, the Board of Directors adopted IntePharm’s 2002 Stock Plan, which provides for the granting to officers and key employees options to acquire stock in IntePharm. The plan was approved by our stockholders at a special meeting held on December 12, 2003. On August 28, 2004, the Board increased the size of the plan from 1.2 million shares to 1.6 million shares. This action was ratified by the Company’s shareholders at their annual meeting held on November 3, 2004. The full Board of Directors currently serves as the Stock Option Committee for the purpose of administering the plan. No stock options were granted to the Company’s executive officers during 2005.

No stock options were exercised by executives of the Company during 2005. We do not have a long-term incentive plan in place.

In 2005, three of our directors were employees of the Company, and received no separate compensation for serving as directors. David Smith and Sally Johnson-Chin are the only directors who are not employees of the Company. The Company compensates Mr. Smith at the annual rate of $25,000, provided that he attends 90% of the Board’s meeting. This director’s fee is payable in common stock valued as of the time that the compensation is paid. Ms. Johnson-Chin performs services for the Company both as a director and as a consultant. For her services in both capacities, she receives cash compensation of $2,000 per month, and her warrant to purchase common stock of the Company at $1.00 per share vests at the rate of 30,000 shares annually for each of the 12-month periods ending July 1, 2005, July 1, 2006 and July 1, 2007. Her consulting contract calls for her to provide financial and accounting consulting services in connection with the strategic and financial planning of the Company. Her time commitment for consulting services is limited to 10 hours per week.

Employment Contracts

The Company currently has no employment contracts with its executive officers. Until September 2005, Chinmay Chatterjee, our CEO, was paid at an annual rate of $90,000; and Nilu Chatterjee and Edward Furtado were paid at an annual rate of $80,000. Starting in October 2005, the salaries of Mr. Chatterjee, Mr. Furtado and Mrs. Chatterjee were reduced to $36,000 annually. Until August 2005, these executives received car allowances of $2,000 per month (for Chinmay Chatterjee and Nilu Chatterjee) and $1,000 per month (for Edward Furtado). Starting in September 2005, these car allowances were eliminated.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents, as of December 31, 2005, with respect to plans approved by the shareholders of IntePharm and with respect to plans not so approved:

i.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights;

ii.	The weighted-average exercise price of the outstanding options, warrants and rights; and

iii.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,160,000	$060	440,000
Equity compensation plans not approved by security holders	0	___	0
Total	1,160,000	$0.60	440,000

Certain beneficial owners. The following table provides information regarding beneficial ownership of our common stock as of March 28, 2006 by:
•	each person who beneficially owns more than 5% of all outstanding shares of common stock,
•	each of our directors and executive officers individually, and
•	all of our directors and executive officers as a group.
Except as otherwise indicated, to our knowledge, all persons listed below have sole voting power and investment power and record and beneficial ownership of their shares, except to the extent that authority is shared by spouses under applicable law.

The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person (and/or pursuant to proxies held by that person) that were exercisable on July 8, 2005 or would become exercisable within 60 days following that date are considered outstanding. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 19,064,787 shares of common stock outstanding as of March 28, 2006. As of March 28, 2006, there were 480 holders of record of our common stock (including holders of our options and warrants).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Chinmay Chatterjee 310 Authority Drive Fitchburg, MA 01420	3,630,000[1]	19.0%
David H. Smith II 34 Shorehaven Road Norwalk, CT 06855	3,903,993[2]	20.5%
Nilu P. Chatterjee 310 Authority Drive Fitchburg, MA 01420	1,257,500[3]	7.0%
Edward Furtado 310 Authority Drive Fitchburg, MA 01420	1,250,000[4]	6.6%
Sally Johnson-Chin Oechsle International Advisors, LLC One International Place Boston, MA	587,999[5]	3.1%
All directors and Officers as a group	10,707,992	56.2%

1 Includes 270,000 shares subject to stock options exercisable within 60 days.

2 Includes (a) 924,125 shares subject to stock purchase warrants owned directly that can be exercised within 60 days; (b) 690,000 shares owned by entities controlled by Mr. Smith; and (c) 345,000 shares subject to stock purchase warrants owned by entities controlled by Mr. Smith that can be exercised within 60 days. An additional 165,000 shares are owned by Mr. Smith’s family members or trusts established for their benefit, and an additional 82,500 shares are subject to stock purchase warrants owned by those trusts and family members. Mr. Smith disclaims beneficial ownership of the shares and warrants identified in the prior sentence.

3 Includes 240,000 shares subject to stock options exercisable within 60 days.

4 Includes 130,000 shares subject to a stock option exercisable within 60 days.

5 Includes 270,000 shares subject to stock warrants that can be exercised within 60 days.

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

Under the terms of the license, we paid no license fee, but we are required to pay a 3% royalty to NEC Partners for sales of products made with the process covered by the patent, or $25,000 per quarter, whichever is greater. Pursuant to a letter agreement dated October 13, 2005, NEC Partners has waived any right to royalties until the company reaches annual sales of $5 million and with respect to sales in any year in which it the company’s earnings before interest and taxes (EBITDA).is less than 12.5%. The 3% royalty and the $25,000 minimum quarterly payment are reduced by one-half if we continue to employ all three of the NEC Partners on a full-time basis. Smaller reductions apply if we employ some but not all of the NEC Partners. NEC Partnership has waived any rights to royalties earned prior to September 30, 2005. Under the license agreement, we agreed to indemnify the NEC Partners from any product liability claim that might arise in connection with the sale of products covered by the patent; and the NEC Partners have agreed to indemnify us if the technology that NEC has licensed to us infringes any patent that had been issued on or prior to the date of the license agreement.

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

In August 2004, we issued an incentive option for 75,000 shares to Dr. Hermann Oppermann in connection with his commencement of employment with the Company. This option, which is exercisable at $2.90 per share, vests over 5 years. The board of director re-priced his option in September 2005 to readjust the exercise price to $0.25, the then-current market price of the stock.

In February 2005, we agreed to issue 14,368 shares of stock to David Smith as a fee for his first full year of service as a director. The shares were valued as of the close of trading on February 18, 2005 at $1.74 per share. The total value of these shares at that time was $25,000.

In November 2005, Chinmay Chatterjee, our CEO, lent the Company $55,0000. This loan bears interest at the rate of 9.99%. At December 31,2005, the balance on the loan was $52,815, including unpaid interest of $815.

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

ITEM 13.    EXHIBITS.

INDEX TO AND DESCRIPTION OF EXHIBITS

The following documents are filed as exhibits to this Form 10-KSB:

Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Integrated Pharmaceuticals, Inc. (1)

3.2	Amended and Restated Bylaws of Integrated Pharmaceuticals, Inc. (2)

4.1	Specimen Certificate for Integrated Pharmaceuticals, Inc. Common Stock, par value $.01 per share (2)

4.2	Form of Common Stock Purchase Warrant (2)

10.1	Amended and Restated Patent License Agreement with NEC Partners (2)

10.2	Lease Agreement with Chantilas Properties, LLC and Advanced Process Technologies, Inc. (2)

10.3	Assignment and Assumption of Lease(2)

10.4	Consulting and Warrant Agreements with James Czirr (2)

10.5	2002 Stock Plan (2)

10.6	Registration Rights Agreement(2)

10.7	First Amended and Restated Supply Agreement with Frag-Chem Corporation (3)

10.8	Letter dated May 5, 2005 amending the Patent License Agreement with NEC Partners (3)

10.9	Letter dated October 13, 2005 amending the Patent License Agreement with NEC Partners (4)

14	Financial Code of Ethics (5)

21	Subsidiaries of Integrated Pharmaceuticals (5)

(1) Previously filed and incorporated by reference to Amendment No. 1 to the Company’s Form 10-SB Registration Statement filed with the Securities and Exchange Commission on December 3, 2004.

(2) Previously filed and incorporated by reference to the Company’s Form 10-SB Registration Statement filed with the Securities and Exchange Commission on September 27, 2004.

(3) Previously filed and incorporated by reference to Amendment No. 3 to the Company’s Form 10-SB Registration Statement filed with the Securities and Exchange Commission on May 12, 2005.

(4) Previously filed and incorporated by reference to the Company’s Form 10-QSB filed with the Securities Exchange Commission on November 14, 2005.

(5) Previously filed and incorporated by reference to the Company’s Form 10-KSB filed with the Securities Exchange Commission on September 29, 2005.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the years 2004 and 2005, the Company’s principal accounting firm was Williams & Webster, PC, of Spokane, Washington. During those years, Williams & Webster PC billed the Company $78,824 and $60,023.45, respectively, for the audit of the Company’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory services for those years.

Audit-Related Fees

During the years 2004 and 2005, Williams & Webster did not perform assurance and related services for the Company that were related to the performance of the audit or review of the Company’s financial statements and are not described in the previous paragraph, and did not bill the Company for any such services.

Tax Fees

During the years 2004 and 2005, Williams & Webster did not perform tax compliance or tax planning services for the Company, and did not provide tax advice, nor did Williams & Webster bill the Company for such services.

INDEX TO FINANCIAL STATEMENTS.

The financial statements filed as part of this Form 10-KSB are indexed below and are included at pages F-1 through F-23, which appear at the end of this Form 10-KSB.

INTEGRATED PHARMACEUTICALS, INC.

A Development Stage Company

Financial Statements

December 31, 2005

INTEGRATED PHARMACEUTICALS, INC.

A Development Stage Company

Board of Directors
Integrated Pharmaceuticals, Inc.
Fitchburg, MA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Integrated Pharmaceuticals, Inc. (an Idaho corporation and development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from February 1, 2003 (beginning of development stage) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the results of its operations, stockholders’ equity and cash flows for the years then ended and for the period from February 1, 2003 (beginning of development stage) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Spokane, Washington
Certified Public Accountants
April 6, 2006

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash	$182,582	$1,461,708
Accounts receivable	20,173	—
Inventory	123,144	83,558
Prepaid expenses	58,220	42,543
Total Current Assets	384,119	1,587,809

PROPERTY AND EQUIPMENT, net	1,745,371	2,075,001

OTHER ASSETS
Investments	980	2,000
Deposits	763	763
Patents, net of amortization	57,796	—
Total Other Assets	59,539	2,763

TOTAL ASSETS	$2,189,029	$3,665,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$179,662	$269,030
Accrued expenses	176,118	114,709
Related party short-term debt	52,815	—
Capital leases payable - current portion	195	4,646
Total Current Liabilities	408,790	388,385

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares
authorized; 18,632,626 and 16,443,500 shares
issued and outstanding, respectively	186,326	164,435
Additional paid-in capital	6,736,346	5,609,581
Other comprehensive income (loss)	(1,040)	(20)
Stock options and warrants	7,824,142	6,613,509
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(12,470,911)	(8,615,693)

Total Stockholders’ Equity	1,780,239	3,277,188

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$2,189,029	$3,665,573

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			February 1, 2003
			(inception of
	Year Ended	Year Ended	development stage)
	December 31, 2005	December 31, 2004	to December 31, 2005

REVENUES	$77,341	$—	$77,341

COST OF GOODS SOLD
Materials and supplies	44,978	—	44,978
Total Cost of Goods Sold	44,978	—	44,978

GROSS PROFIT	32,363	—	32,363

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	259,050	243,054	523,766
Research and development	276,341	452,116	749,094
Marketing	211,680	349,063	571,337
Legal and professional fees	255,301	619,613	978,778
Consulting	556,600	2,239,428	3,033,999
Idle facility expense	1,021,292	407,890	1,429,182
Occupancy	258,684	609,947	1,026,117
Labor and benefits	250,031	352,599	754,022
Services paid by stock options	584,364	658,545	1,255,429
Office supplies and expenses	38,999	114,695	163,348
Travel	27,568	57,231	170,803
Other general and administrative expenses	147,413	198,865	435,502
Total General and Administrative Expenses	3,887,323	6,303,046	11,091,377

OPERATING INCOME (LOSS)	(3,854,960)	(6,303,046)	(11,059,014)

OTHER INCOME (EXPENSES)
Interest income	1,286	8,912	10,198
Interest expense	(1,544)	(1,189,726)	(1,416,535)
Other income (expense)	—	(7,856)	(5,560)
Total Other Income and Expenses	(258)	(1,188,670)	(1,411,897)

LOSS BEFORE TAXES	(3,855,218)	(7,491,716)	(12,470,911)

INCOME TAXES	—	—	—

NET LOSS	(3,855,218)	(7,491,716)	(12,470,911)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	(1,020)	80	(1,040)

COMPREHENSIVE LOSS	$(3,856,238)	$(7,491,636)	$(12,471,951)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.22)	$(0.54)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	17,145,176	13,958,926

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated	Accumulated
	Common Stock		Additional	Discount on	Stock Options	Deficit Prior to	Deficit During	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Common Stock	and Warrants	Development Stage	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2002	7,646,250	$76,463	$173,059	$(240,000)	—	$(417,775)	$—	$—	$(408,253)

Stock issued at an average price of
$1.01 per share as an incentive
for notes payable	516,250	5,162	514,425	—	—	—	—	—	519,587

Stock issued at an average price of
$0.50 per share in exchange
for services and asset purchases	160,719	1,607	77,918	—	—	—	—	—	79,525

Stock issued at an average price of
$1.00 per share in exchange
for rent expense	35,240	352	59,014	—	—	—	—	—	59,366

Value of options vested during the
period	—	—	—	—	12,520	—	—	—	12,520

Warrants issued as incentive for
notes payable	—	—	—	—	328,100	—	—	—	328,100

Warrants issued for services	—	—	—	—	180,040	—	—	—	180,040

Payment of accounts payable by
shareholder	—	—	27,767	—	—	—	—	—	27,767

Close discount on common stock
to additional paid-in capital	—	—	(240,000)	240,000	—	—	—	—	—

Unrealized loss on market value
of investment	—	—	—	—	—	—	—	(100)	(100)

Net loss for the year ended
December 31, 2003	—	—	—	—	—	(76,849)	(1,123,977)	—	(1,200,826)

Balance, December 31, 2003	8,358,459	$83,584	$612,183	$—	$520,660	$(494,624)	$(1,123,977)	$(100)	$(402,274)

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Accumulated
	Common Stock		Additional	Stock Options	Deficit Prior to	Deficit During	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	and Warrants	Development Stage	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2003	8,358,459	$83,584	$612,183	$520,660	$(494,624)	$(1,123,977)	$(100)	$(402,274)

Stock and warrants issued as incentive
for notes payable	194,950	1,950	165,708	222,243	—	—	—	389,901

Value of warrants vested during the year	—	—	—	1,616,673	—	—	—	1,616,673

Value of options vested during the year	—	—	—	658,545	—	—	—	658,545

Stock issued at an average of $2.63 per	84,701	847	221,662	—	—	—	—	222,509
share in exchange for legal services.

Stock issued at an average of $2.14 per
share in exchange for services.	292,083	2,921	622,391	—	—	—	—	625,312

Stock issued at an average price of
$2.78 per share in exchange
for rent expense	132,610	1,326	367,967	—	—	—	—	369,293

Stock issued for purchase of assets
at $1.88 per share	9,974	100	18,639	—	—	—	—	18,739

Stock and warrants issued for cash at
an average price of $0.95 per
unit, less expenses of $126,000	5,896,000	58,960	1,967,135	3,568,905	—	—	—	5,595,000

Stock and warrants issued for
convertible debt plus interest at
prices ranging from $0.75 to
$1.25 per unit	1,434,723	14,347	1,572,246	26,483	—	—	—	1,613,076

Stock issued for securities at
$1.00 per share	25,000	250	24,750	—	—	—	—	25,000

Stock issued for cash at
$2.47 per share	15,000	150	36,900	—	—	—	—	37,050

Unrealized gain on market value of
investment	—	—	—	—	—	—	80	80

Net loss for the year ended
December 31, 2004	—	—	—	—	—	(7,491,716)	—	(7,491,716)

Balance, December 31, 2004	16,443,500	$164,435	$5,609,581	$6,613,509	$(494,624)	$(8,615,693)	$(20)	$3,277,188

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Accumulated
	Common Stock		Additional	Stock	Deficit Prior to	Deficit During	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Options and Warrants	Development Stage	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2004	16,443,500	$164,435	$5,609,581	$6,613,509	$(494,624)	$(8,615,693)	$(20)	$3,277,188

Stock issued at an average of $1.19 per	46,337	463	54,862	—	—	—	—	55,325
share in exchange for legal services

Stock issued at an average price of
$1.26 per share in exchange
for rent expense	129,254	1,293	161,627	—	—	—	—	162,920

Stock issues at an average of $1.74 per
share in exchange for consulting/BOD
services	14,368	144	24,856	—	—	—	—	25,000

Value of warrants vested during the period	—	—	—	530,325	—	—	—	530,325

Value of options vested during the period	—	—	—	584,364	—	—	—	584,364

Exercise of options by consultant at
$.18 per share	6,000	60	2,040	(1,020)	—	—	—	1,080

Stock and warrants issued for private
placement	1,998,167	19,981	869,890	110,454	—	—	—	1,000,325

Adjustment for employee options vested
but not exercised	—	—	13,490	(13,490)	—	—	—	—

Adjustment of shares to actual	(5,000)	(50)	—	—	—	—	—	(50)

Unrealized gain on market value of
investment	—	—	—	—	—	—	(1,020)	(1,020)

Net loss for the year ended
December 31, 2005	—	—	—	—	—	(3,855,218)	—	(3,855,218)

Balance, December 31, 2005	18,632,626	$186,326	$6,736,346	$7,824,142	$(494,624)	$(12,470,911)	$(1,040)	$1,780,239

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Year Ended	Year Ended	development stage)
	December 31, 2005	December 31, 2004	to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,855,218)	$(7,491,716)	$(12,470,911)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation and amortization	535,378	243,054	800,054
Loss on disposition of assets	—	7,024	7,024
Stock and warrants issued as incentive for notes payables	—	389,901	496,389
Stock issued for interest expense	—	149,878	149,878
Stock issued for rent expense	162,920	369,293	591,579
Stock issued for services	80,275	847,821	1,007,621
Stock issued for assets and securities	—	43,739	43,739
Stock options and warrants vested	1,114,689	2,275,218	3,389,907
Recognition of noncash deferred financing expense	—	578,699	578,699
Options and warrants issued for services and financing	—	26,483	253,753
Noncash recovery of other income	—	—	(1,850)
Changes in assets and liabilities:
Receivables	(20,173)	—	(4,089)
Inventory	(39,586)	(83,558)	(123,144)
Prepaid expenses	(15,677)	94,083	89,339
Other assets	—	5,607	5,607
Accounts payable	(89,368)	78,429	81,115
Accrued expenses	61,409	(29,050)	(6,865)
Net cash used by operating activities	(2,065,351)	(2,495,095)	(5,112,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(199,326)	(2,273,047)	(2,674,098)
Patent costs	(64,218)	—	(64,218)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(263,544)	(2,273,047)	(2,553,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	1,000,325	5,632,050	6,632,375
Payments on capital leases	(4,451)	(4,917)	(9,368)
Proceeds from related party loans	52,815	(41,123)	(3,886)
Proceeds from exercise of options	1,080	—	1,080
Proceeds from convertible debt	—	389,900	939,900
Net cash provided by financing activities	1,049,769	5,975,910	7,560,101

Net increase in cash	(1,279,126)	1,207,768	(105,370)

Cash, beginning of period	1,461,708	253,940	287,952

Cash, end of period	$182,582	$1,461,708	$182,582

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$25,000

NON-CASH INVESTING AND FINANCING:
Stock options and warrants vested	$1,114,689	$2,275,218	$3,389,907
Stock and warrants issued for convertible debt	$—	$1,613,076	$1,613,076
Stock issued for assets and securities	$—	$43,739	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Stock issued for prepaid and deferred rent and rent expense	$162,920	$369,293	$591,579
Stock and warrants issued for services	$80,275	$847,821	$1,007,621
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 — BUSINESS ORGANIZATION

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

In 2004, the Company obtained significant additional capital through a private placement of its stock and the issuance of convertible debt. Additionally, the majority of this convertible debt was converted to common stock during 2004. Management plans to use the majority of the proceeds from the financing to implement its business plan. As a result of the proceeds received from stock issuances and the conversion of debt to common stock, as well as the private placement which commenced in May 2005 and continued through April 2006, management has determined that it can continue as a going concern for at least the next twelve months.

At December 31, 2005, the Company was still considered a development stage enterprise as it continues to devote substantially all of its efforts to establishing its new business, and substantial planned principal operations had not yet commenced.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
December 31, 2005

Basis of Accounting
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company has a December 31 year-end.

Advertising and Marketing
Advertising and marketing costs are charged to operations in the year incurred. The Company’s advertising and marketing expenses for the years ended December 31, 2005 and 2004 were $211,680 and $349,063, respectively.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is not to accrue interest on trade receivables. At December 31, 2005 and 2004, the Company determined no allowance for doubtful accounts was required.

Basic and Diluted Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants, and convertible debt. Diluted net loss per share is the same as basic net loss per share at December 31, 2005 and 2004 as inclusion of the common stock equivalents would be antidilutive. The Company has a total of 6,729,068 and 4,491,700 shares at December 31, 2005 and 2004 respectively that would be issued if all options and warrants were exercised.

Cash and Cash Equivalents
The Company considers all highly liquid investments, with a maturity of three months or less at the date of acquisition, to be cash equivalents.

Cost of Sales
Cost of sales consists of the purchase price of materials and supplies, labor and benefits, and other overhead costs associated with production. During 2004 and 2005, costs normally associated with overhead costs were included in idle facility cost, due to the small amount of production that occurred in each year.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. No liability has been recorded in the accompanying financial statements, as the amounts are immaterial.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, prepaid expenses, payables and accrued expenses and short-term borrowings. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. As of December 31, 2005, the Company’s raw material, work in process, and finished goods inventories totaled $58,360, $4,839, and $59,945 respectively.

Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at its reporting dates.

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

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2005.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have an impact on its consolidated financial position, results of operations, or cash flows at December 31, 2005.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company at December 31, 2005.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company expects no changes to its financial reporting as it is currently reporting and complying with the fair value method of SFAS No. 123.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company had previously adopted this statement for its year ended December 31, 2004. For the years ended December 31, 2005 and 2004, the Company has recorded $1,021,292, and $407,890 respectively, as idle facility expense.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

The following is a summary of property, equipment and accumulated depreciation at December 31, 2005 and 2004:

	2005	2004
Equipment	$1,730,815	$1,609,268
Furniture and fixtures	120,114	106,809
Leasehold improvements	826,511	762,037
	2,677,440	2,478,114
Less: Accumulated depreciation	(932,069)	(403,113)
Total	$1,745,371	$2,075,001

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 were $528,956 (of which $276,328 is included in “idle facility expense”) and $243,053, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 — CAPITAL LEASES

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

Interest expense on these capital leases for the years ended December 31, 2005 and 2004 was $430 and $1,347, respectively.

Future minimum lease payments under capital leases as of December 31, 2005, for the one remaining lease ending in the year 2006:

Year Ended December 31, 2006	Amount
Total Minimum Lease Payments	$195
Less: amount representing interest	3
Present value of net minimum lease payments	$192

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 5 — CONVERTIBLE NOTES PAYABLE

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

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

The total interest expense on the convertible debt, excluding amortization of deferred financing costs, for the year ended December 31, 2004 amounted to approximately $90,000. There was no such interest in 2005.

NOTE 6 — INCOME TAXES

The following is a reconciliation of income tax computed at statutory rates to the provision for taxes:

	December 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Federal tax (benefit)	$(3,470,400)	(34.0)%	$(2,963,300)	(34.0)%
State tax (benefit)	(902,800)	(9.5)%	(827,900)	(9.5)%
Expenses not deductible for income tax purposes:
Other	936,000	0.4%	29,200	0.4%
Deferred tax asset	3,437,200	43.1%	3,762,000	43.1%
	$—	—	$—	—

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the cumulative deferred tax assets at December 31, 2005 and 2004 are as follows:

	2005	2004
Net operating losses (cumulative)	$10,201,000	$8,716,000
Tax depreciation in excess of book	—	351,900
Net operating loss carryforwards	$10,201,000	$8,364,100

Deferred tax asset	$3,470,000	$2,611,400
Deferred tax valuation allowance	$(3,470,000)	$(2,611,400)

At December 31, 2005 and 2004, the Company has federal net operating loss carryforwards of approximately $10,201,000 and $8,716,000, respectively, which expire in the years 2013 through 2025, and state net operating loss carryforwards of approximately $9,503,000 at December 31, 2005, which expire in the years 2005 through 2010. The change in the allowance account from December 31, 2004 to December 31, 2005 was $858,600.

NOTE 7 — CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock. As of December 31, 2005, the Company has not issued any preferred stock.

Common Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 75,000,000 shares of non-assessable $0.01 par value common stock. Each share of stock is entitled to one vote at the annual shareholders’ meeting.

In May 2005, the Company commenced a private placement offering of its common stock to accredited investors. During the first round of investment, the Company sold 1,044,166 units for $0.75 per unit, with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $783,125. The exercise price of the warrants is $1.50, and they expire on December 31, 2007. The value of the warrants attached to the stock issued was $110,454, based upon the Black-Scholes calculation.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

In November 2005, during the second round of investment, the Company sold 954,001 units for $0.25 per unit, with each unit consisting of one share of common stock and 80% of a warrant to purchase an additional share of common stock, raising $238,500. The exercise price of the warrants is $0.90, and they expire on June 30, 2008. The value of the warrants attached to the stock issued was $25,540, based upon the Black-Scholes calculation.

In November 2005 individuals that had invested during the first round of the private placement offering, received additional warrants. They received 20% of the number of shares originally purchased. The exercise price of these warrants was $1.50, and they expire on December 31, 2007.

In November 2005 individuals that invested during both rounds of the private placement offering received additional warrants. They received 40% of the number of shares purchased during the first round. The exercise price of these warrants was $1.50, and they expire on December 31, 2007.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent was paid with one share of common stock for each $1.00 of rent, through the month ended October 31, 2005. Beginning with the month ended November 30, 2005 the base rent was paid with $3,500 in cash, and one share of common stock for each $1.00 of remaining rent. A total of 129,254 shares, valued at approximately $162,920, were issued during the year ended December 31, 2005 for payment of rent. Additionally, the Company issued 60,705 shares of common stock at an average price of $1.32 per share in exchange for services.

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

NOTE 8 — STOCK OPTIONS

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

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

In November 2004, the Company’s board of directors and shareholders approved an amendment to the 2002 Stock Plan which increased the number of shares covered by the plan to 1,600,000 shares of common stock.

During the year ended December 31, 2004, the Company granted stock options to purchase a total of 668,000 shares of common stock to its employees. The options are exercisable from $1.00 to $3.15 per share, beginning six months after the grant date, and vest over a five-year period beginning on the date of grant. The average fair value of the options of $2.79 each was estimated using the Black Scholes Option model. The following assumptions were made to value the stock options: risk free interest rate of 5%; expected life of 10 years; and expected volatility of 110% with no dividends expected to be paid. During the year ended December 31, 2004, one individual left the employ of the Company, and as a result 75,000 options, which had not yet vested, were returned to the available option pool. The total value of the options granted in 2004 is $1,561,157. An expense of $658,573 was recorded for options vesting in the year ended December 31, 2004. For non-vested options as of December 31, 2004, an expense of $3,833,398 had not yet been recorded over a weighted average remaining vesting period of 9.19 years.

During the year ended December 31, 2005, the Company granted stock options to purchase a total of 2,000 shares of common stock to its employees. The options are exercisable at $0.65 per share, beginning six months after the grant date, and vest over a five-year period beginning on the date of grant. The average fair value of the options of $0.36 each was estimated using the Black Scholes Option model. The following assumptions were made to value the stock options: risk free interest rate of 4%; expected life of 5 years; and expected volatility of 62% with no dividends expected to be paid. During the year ended December 31, 2005, twelve individuals left the employ of the Company, and as a result 119,000 options, which had not yet vested, were returned to the available option pool. The total value of the options granted in 2005 is $720. An expense of $585,383 was recorded for options vesting in the year ended December 31, 2005. For non-vested options as of December 31, 2005, an expense of $3,248,735 had not yet been recognized over a weighted average remaining vesting period of 7.53 years.

The following is a summary of the Company’s equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	1,160,000	$0.60	440,000

Total	1,160,000		440,000

(1) Second Amended and Restated 2002 Stock Plan

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Following is a summary of the status of the options outstanding during the years ended December 31, 2005 and 2004:
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	690,000	$0.25
Granted	668,000	1.61
Exercised	—	—
Forfeited	(75,000)
Outstanding at December 31, 2004	1,283,000	0.96
Granted	2,000	0.65
Exercised	(6,000)	0.18
Forfeited	(119,000)	—
Options outstanding at December 31, 2005	1,160,000	$0.60
Options exercisable at December 31, 2005	739,000	$0.68
Weighted average fair value of options granted in 2005		$0.36

Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

	Outstanding Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.18 - $3.05	1,160,000	5.08	$ 0.60

	Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.18 - $3.05	739,000	4.98	$ 0.68

NOTE 9 — COMMON STOCK WARRANTS

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

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

The fair value of the warrants was estimated using the Black Scholes Option model. The following assumptions were made to value the warrants: risk free interest rate of 5%, lives of 3 to 4 years; and expected volatility of 110%, with no dividends expected to be paid.

At December 31, 2005 and December 31, 2004, there were outstanding warrants to purchase 6,729,068 and 4,600,700 shares respectively, of the Company’s common stock, at prices ranging from $0.90 to $2.50 per share. The warrants vest at various rates ranging up to 4 years and expire at various dates through 2014.

NOTE 10 — RELATED PARTY TRANSACTIONS

Loans Payable
Periodically, the Company received funds from officers in the form of loans. On November 7, 2005, the Company received one such loan. The loan accrues interest at 9.99% per annum. At December 31, 2005 the Company had made one monthly payment of $3,000 plus interest on the loan. At December 31, 2005, the balance of this loan was $52,815. Interest expense on related party loans for the years ended December 31, 2005 and 2004 amounted to $815 and $0, respectively.

NOTE 11 — CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank. These funds are insured to a maximum of $100,000. At December 31, 2005, approximately $82,582 was at risk.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

On October 13, 2005, the license agreement was amended. The related party agreed to waive any royalties until the Company reaches annual sales of $5,000,000. In addition, the related party agreed to waive any royalties if the products produced by the licensed technology don’t make a profit of more than 12.5% before payment of income taxes (EBITA). No royalties were paid or accrued during the year ended December 31, 2005.

INTEGRATED PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

Total rental expense, including common area charges, for the years ended December 31, 2005 and 2004 was approximately $169,920, (of which $113,280 is included in “idle facility expense”) and $371,856 respectively.

NOTE 13 — SUBSEQUENT EVENTS

Shipments
Subsequent to December 31, 2005, the Company shipped approximately $40,000 of products to customers. In addition, the Company has an ongoing order with a customer for approximately $15,000 per month during 2006.

Filing of patents
Subsequent to December 31, 2005, the Company has filed four additional non-provisional patents and one provisional patent related to its business activities. The company strongly believes these patents once issued will increase the value of the Company’s IP portfolio.

Raising of funds
Subsequent to December 31, 2005, the Company has raised $240,000, in a private placement, from various individual accredited investors and expects to receive additional private placement proceeds in the coming months. These investors purchased restricted shares of the Company at $0.20 a share. For every five shares purchased, an investor received two warrants at $0.45 valid until the end of June 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

INTEGRATED PHARMACEUTICALS, INC.

Date: April 12, 2006	By:	/s/ Chinmay Chatterjee
Chinmay Chatterjee,
Chief Executive Officer, Chief Financial Officer and Director

Date: April 12, 2006	By:	/s/ Nilu P. Chatterjee
Nilu P. Chatterjee,
Nilu P. Chatterjee, Vice President and Director

Date: April 12, 2006	By:	/s/ Edward Furtado
Edward Furtado,
Vice President and Director

Date: April 12, 2006	By:	/s/ Sally Johnson-Chin
Sally Johnson-Chin,
Director

Date: April 12, 2006	By:
David H. Smith II,
Director