Form 10QSB
period 2006-06-30
INTEGRATED PHARMACEUTICALS INC
filed 2006-08-16
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, the Issuer had 22,784,217 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes☐         No☑

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-QSB

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,”“believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should read the statements that contain these words carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Integrated Pharmaceuticals, Inc. believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed below in the section captioned “Risk Factors,” within the section “Description of Business” as well as any cautionary language in this Form, provide examples of risks, uncertainties and events that may cause our actual results and achievements expressed or implied to differ materially from the expectations we described in our forward-looking statements. Integrated Pharmaceuticals, Inc. believes that before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form could have a material adverse effect on our business, results of operations and financial position.

PART I

Item 1.  Financial Statements

Integrated Pharmaceuticals, Inc.
Financial Statements
For The Quarter Ended June 30, 2006
(Unaudited)

CONTENTS

PAGE

3	Balance Sheets As At June 30, 2006 and December 31, 2005

4	Statements Of Operations And Income For The Three Months Ended June 30, 2006 and 2005

5	Statements Of Cash Flows For The Three Months Ended June 30, 2006 and 2005

6 - 14	Notes To Financial Statements - June 30, 2006

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,
	2006	December 31,
	(unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$406,937	$182,582
Accounts receivable	39,085	20,173
Inventory	107,705	123,144
Prepaid expenses	34,038	58,220
Total Current Assets	587,765	384,119

PROPERTY AND EQUIPMENT, net	1,483,297	1,745,371

OTHER ASSETS
Investments	3,430	980
Deposits	—	763
Patents, net of amortization	97,580	57,796
Total Other Assets	101,010	59,539

TOTAL ASSETS	$2,172,072	$2,189,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$160,803	$179,662
Accrued expenses	182,431	176,118
Related party short-term debt	40,381	52,815
Capital leases payable - current portion	—	195
Total Current Liabilities	383,615	408,790

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares
authorized; 22,553,106 and 18,632,626 shares
issued and outstanding, respectively	225,530	186,326
Additional paid-in capital	7,457,730	6,736,346
Other comprehensive income (loss)	1,410	(1,040)
Stock options and warrants	8,132,267	7,824,142
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(13,533,856)	(12,470,911)

Total Stockholders’ Equity	1,788,457	1,780,239

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$2,172,072	$2,189,029
The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					February 1, 2003
	Three Months Ended		Six Months Ended		(inception of
					development stage)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$14,400	$—	$60,658	$34,650	$137,999

COST OF GOODS SOLD
Materials and supplies	13,112	—	56,101	5,694	101,079
Total Cost of Goods Sold	13,112	—	56,101	5,694	101,079

GROSS PROFIT	1,288	—	4,557	28,956	36,920

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	64,286	63,467	130,786	125,497	654,552
Research and development	43,523	81,819	86,533	167,142	835,627
Marketing	6,777	79,106	8,849	151,153	580,186
Legal and professional fees	45,669	108,348	91,891	186,439	1,070,669
Consulting	14,719	152,864	74,078	354,393	3,108,077
Idle facility expense	131,469	287,496	285,264	616,623	1,714,446
Occupancy	36,274	75,378	69,210	178,568	1,095,327
Labor and benefits	21,843	80,988	47,668	150,507	801,690
Services paid by stock options	79,875	126,555	180,648	260,580	1,436,077
Office supplies and expenses	5,037	11,238	9,918	22,466	173,266
Travel	2,819	10,942	3,621	23,868	174,424
Other general and administrative expenses	25,453	38,732	76,075	65,227	511,577
Total General and Administrative Expenses	477,744	1,116,933	1,064,541	2,302,463	12,155,918

OPERATING INCOME (LOSS)	(476,456)	(1,116,933)	(1,059,984)	(2,273,507)	(12,118,998)

OTHER INCOME (EXPENSES)
Interest income	3	312	76	1,128	10,274
Interest expense	(1,469)	(165)	(3,037)	(410)	(1,419,572)
Other income (expense)	—	—	—	—	(5,560)
Total Other Income and Expenses	(1,466)	147	(2,961)	718	(1,414,858)

LOSS BEFORE TAXES	(477,922)	(1,116,786)	(1,062,945)	(2,272,789)	(13,533,856)

INCOME TAXES	—	—	—	—	—

NET LOSS	(477,922)	(1,116,786)	(1,062,945)	(2,272,789)	(13,533,856)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	900	(450)	2,450	(780)	1,410

COMPREHENSIVE LOSS	$(477,022)	$(1,117,236)	$(1,060,495)	$(2,273,569)	$(13,532,446)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.07)	$(0.05)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	20,231,949	16,555,317	20,231,949	16,555,317

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Period Ended	Period Ended	development stage)
	June 30, 2006	June 30, 2005	to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,062,945)	$(2,272,789)	$(13,533,856)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation and amortization	266,240	129,244	1,066,294
Loss on disposition of assets	—	—	7,024
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	17,033	71,903	608,612
Stock issued for services	11,954	43,227	1,019,575
Stock issued for assets and securities	—	—	43,739
Stock options and warrants vested	254,726	323,254	3,644,633
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	—	253,753
Noncash recovery of other income	—	—	(1,850)
Changes in assets and liabilities:
Receivables	(18,912)	(14,650)	(23,001)
Inventory	15,439	(41,688)	(107,705)
Prepaid expenses	24,182	(22,398)	113,521
Other assets	763	—	6,370
Accounts payable	(18,859)	(121,063)	62,256
Accrued expenses	6,313	(43,119)	(552)
Net cash used by operating activities	(504,066)	(1,948,079)	(5,616,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(4,167)	(189,502)	(2,678,265)
Patent costs	(39,783)	—	(104,001)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(43,950)	(189,502)	(2,597,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	785,000	—	7,417,375
Payments on capital leases	(195)	(742)	(9,563)
Payments on related party loans	(12,434)	—	(16,320)
Proceeds from exercise of options	—	—	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	772,371	(742)	8,332,472

Net increase in cash	224,355	(2,138,323)	118,985

Cash, beginning of period	182,582	1,461,708	287,952

Cash, end of period	$406,937	$(676,615)	$406,937

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$25,000

NON-CASH INVESTING AND FINANCING:
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

The accompanying condensed notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

In 2004, the Company obtained significant additional capital through a private placement of its stock and the issuance of convertible debt. Additionally, the majority of this convertible debt was converted to common stock during 2004. Management plans to use the majority of the proceeds from the financing to implement its business plan. As a result of the proceeds received from stock issuances and the conversion of debt to common stock, as well as the private placement which commenced in May 2005 and continued through June 2006, management has determined that it can continue as a going concern for at least the next twelve months.

At June 30, 2006, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended June

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, and payable. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in first-out method. As of June 30, 2006, the Company’s raw material, work in process, and finished goods inventories totaled $57,807, $5,986, and $43,912 respectively.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations at June 30, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact immediate on the Company’s financial condition or results of operations at June 30, 2006.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have an immediate impact on its consolidated financial position, results of operations, or cash flows at June 30, 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations at June 30, 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no immediate impact on the financial statements of the Company at June 30, 2006.

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

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company had previously adopted this statement for its year ended December 31, 2004. For the period ended June 30, 2006, the Company has recorded $285,263.68 as idle facility expense.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. The following is a summary of property, equipment and accumulated depreciation at June 30, 2006 and December 31, 2005:

	2006	2005
Equipment	$1,734,981	$1,730,815
Furniture and fixtures	120,114	120,114
Leasehold improvements	826,511	826,511
	2,681,606	2,677,440
Less: Accumulated depreciation	(1,198,309)	(932,069)
Total	$1,483,297	$1,745,371

Depreciation and amortization expense for the periods ended June 30, 2006 and December 31, 2005 were $266,240 (of which $139,875 is included in “idle facility expense”), and $528,956 (of which $276,328 is included in “idle facility expense”), respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Patents
During the second quarter of 2006 the company has filed one non-provisional patent to the United States Patent and Trade Mark office.

NOTE 4 - CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock. As of June 30, 2006, the Company has not issued any preferred stock.

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

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

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

In March 2006 a third round of investing was started. During the period ended June 30, 2006, the Company sold 3,425,000 units for $.20 per unit, with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $685,000. The exercise price of the warrants is $0.45, and they expire on June 30, 2008. The value of the warrants attached to the stock issued was $77,050, based upon the Black-Scholes calculation.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent. A total of 59,148 shares, valued at approximately $17,033, were issued during the six-month period ended June 30, 2006 for payment of rent. Additionally, the Company issued 36,332 shares of common stock at an average price of $.33 per share in exchange for services.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

2002 Stock Plan
During the six months ended June 30, 2006, the Company recorded an expense of approximately $180,648 for vested options. Options in the amount of $29,651 were rescinded.

The following is a summary of the Company’s equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	1,025,000	$ 0.62	575,000

Total	1,025,000		575,000

(1) Second Amended and Restated 2002 Stock Plan

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

Following is a summary of the status of the options outstanding during the periods ended December 31, 2005 and June 30, 2006.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,283,000	$0.96
Granted	2,000.65
Exercised	(6,000)	.18
Rescinded	(119,000)	—
Outstanding at December 31, 2005	1,160,000	0.60
Granted	—	—
Exercised	—	—
Rescinded	(135,000)	—
Options outstanding at June 30, 2006	1,025,000	$0.62

Options exercisable at June 30, 2006	765,000	$0.72
Weighted average fair value of options granted in 2006		—

At June 30, 2006, the Company had granted but unvested options with a fair market value of $203,804.

Warrants
At June 30, 2006 and December 31, 2005, there were outstanding warrants to purchase 7,760,401 and 6,729,068 shares respectively, of the Company’s common stock, at prices ranging from $.45 to $2.50 per share. The warrants vest at various rates ranging up to 4 years and expire at various dates through 2014.

NOTE 6 - CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank. These funds are insured to a maximum of $100,000. At June 30, 2006, approximately $306,937 was at risk.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application. The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process. The Company is responsible for the

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006

expenses of prosecuting the patent application, which matured into an issued patent in 2002. In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts. During the periods ended December 31, 2005 and June 30, 2006, applicable royalties were waived by the patent holder.

On October 13, 2005, the license agreement was amended. The related party agreed to waive any royalties until the Company reaches annual sales of $5,000,000. In addition, the related party agreed to waive any royalties if the products produced by the licensed technology don’t make a profit of more than 12.5% before payment of income taxes (EBITA). No royalties were paid or accrued during the period ended June 30, 2006.

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

Total rental expense, including common area charges, for the periods ending June 30, 2006 and December 31, 2005 was approximately $31,033 (of which $20,689 is included in “idle facility expense”) and $169,920 (of which $113,280 is included in “idle facility expense”).

NOTE 8 -SUBSEQUENT EVENTS

Application for Bulletin Board Listing
Subsequent to June 30 2006, the Company has submitted an application to the NASD to list it’s stock on the Bulletin Board Exchange. The application is under review.

Item 2.   Management’s Discussion and Analysis

Management’s Discussion and Analysis of Financial Conditions and Results of Operations:

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

Plan of Operation

We are a development stage company. We are seeking to market products that incorporate or are made with our proprietary products and processes. We are also growing our intellectual property portfolio relating to our products and processes. In particular, we are focusing our efforts on the development of products that use our proprietary calcium technology, including a powdered calcium supplement that a third party has begun to market under the brand name “Calsap™”. This product is now available in certain supermarkets and over the internet at www.calsap.com.

In the first six months of 2006, we raised $785,000 through the sale of unregistered securities. We currently project that our cash on hand is sufficient to sustain our operations through the third quarter, and into the fourth quarter, of 2006. We anticipate raising additional capital in the fourth quarter of 2006 through the sale of common stock and warrants, market conditions permitting. Most of the capital that we have raised recently and plan to raise has been and will be used to continue operating our production facility in Fitchburg, Massachusetts. We have not hired any additional permanent employees during the second quarter of 2006 and have no plans to do so in the near term.

We have filed one patent application in the second quarter of 2006 which we believe will help us to protect our product portfolio and business expansion activities. In the second quarter of 2006 we concentrated on production of our calcium dietary supplement product. We are supplying this product in bulk to a distributor who is packaging the product as a consumer item and supplying it to a chain of about 59 grocery stores in New England. Our distributor is also in discussions with other substantial distribution channels. The product is available at the distributor’s website www.calsap.com.

Management Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Operations. We increased our revenue to $14,400 in the second quarter 2006 from $0 in second quarter 2005. We have reduced our operating loss from $1,116,933 in the second quarter of 2005 to $476,456 for the second quarter of 2006. We reduced our cost of operations in almost every aspect of our business activities. We reduced the research and development expenses from $81,819 in the second quarter of 2005 to $43,523 during the same period in 2006. Our consulting fee expenses were reduced from $152,864 to $14,719 due to termination of all consulting agreements. Our legal fees have been reduced due to reduced filing-related activities with the SEC. In the second quarter of 2005 we were heavily involved with the preparation of Form 10 KSB to be a reporting company. Our employee labor and benefits went down in the second quarter of 2006 because of the reduction in our work force in August 2005.

Liquidity. At the end of the year 2005 we had $182,000 of cash on hand. At the end of the second quarter of 2006, our cash level was $406,937 and our operations cost us approximately $75,000 per month on a cash flow basis. Thus we will need to raise additional capital this year in order to keep operating, and in fact have raised an additional $515,000 during the second quarter of 2006. We expect that a combination of additional capital and additional sales orders to provide us with funds necessary to continue our operations for at least one year.

Material Commitments for Capital Expenditures. We have no such commitments outstanding.  We have four scientists actively engaged in research and development and in quality control. We anticipate spending $30,000 in R&D activities by the end of the year, if funds are available, for improvements of our calcium supplement related products, bakery and dairy related products and our generic drug development project.

Trends and Seasonality. We are not aware of any trends that are likely to have a material impact on our liquidity, or on our net sales or revenues or income from continuing operations. We are not aware of any seasonality in our business.

Item 3.   Controls and Procedures

Chinmay Chatterjee, President, CEO and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures in effect as of June 30, 2006 and concluded that they are effective. He concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. Based upon the officer’s evaluation, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not a party to any pending legal proceedings, nor is its property the subject of any pending legal proceeding.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company raised $515,000 through the sale of stock and warrants in a private placement during the three month period ended June 30, 2006. These shares were sold at $0.20 per share. Purchasers also received common stock purchase warrants, exercisable $0.45 per share, permitting them to purchase additional shares of common stock equal in number to 40% the shares that they purchased in the offering. It also paid base rent on its building in Fitchburg, Massachusetts in the form of common stock; and it paid a portion of its legal fees in the form of common stock.

Item 3.   Default Upon Senior Securities

The Company has no senior securities outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None.

ITEM 6.   Exhibits and Reports on Form 8-K

The following documents are filed as exhibits to this Form 10-QSB:

Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Integrated Pharmaceuticals, Inc. (1)

3.2	Amended and Restated Bylaws of Integrated Pharmaceuticals, Inc. (2)

4.1	Specimen Certificate for Integrated Pharmaceuticals, Inc. Common Stock, par value $.01 per share (2)

4.2	Form of Common Stock Purchase Warrant (2)

10.1	Amended and Restated Patent License Agreement with NEC Partners (2)

10.2	Lease Agreement with Chantilas Properties, LLC and Advanced Process Technologies, Inc. (2)

10.3	Assignment and Assumption of Lease(2)

10.4	Consulting and Warrant Agreements with James Czirr (2)

10.5	2002 Stock Plan (2)

10.6	Registration Rights Agreement(2)

10.7	Letter dated May 5, 2005 amending the Patent License Agreement with NEC Partners (3)

10.8	Letter dated October 13, 2005 amending the Patent License Agreement with NEC Partners (4)

14	Financial Code of Ethics (5)

21	Subsidiaries of Integrated Pharmaceuticals (5)

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

Date: August 15, 2006