Form 10QSB
period 2006-09-30
INTEGRATED PHARMACEUTICALS INC
filed 2006-11-20
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 27, 2006 the Issuer had 22,784,216 shares of common stock outstanding.

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

PART I

ITEM 1.  Financial Statements

Integrate Pharmaceuticals Inc.
Financial Statements
For The Quarter Ended September 30, 2006
(Unaudited)

CONTENTS

PAGE

3	Balance Sheets As At September 30, 2006 And December 31, 2005

4	Statements Of Operations And Income For The Nine Months Ended September 30, 2006 and September 30, 2005

5	Statements Of Cash Flows For The Nine Months Ended September 30, 2006 and 2005

6-31	Notes To Financial Statements - September 30, 2006

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2006	December 31,
	(unaudited)	2005
ASSETS
CURRENT ASSETS
Cash	$142,538	$182,582
Accounts receivable	30,685	20,173
Inventory	115,318	123,144
Prepaid expenses	25,269	58,220
Total Current Assets	313,810	384,119

PROPERTY AND EQUIPMENT, net	1,384,712	1,745,371

OTHER ASSETS
Investments	1,860	980
Deposits	—	763
Patents, net of amortization	107,104	57,796
Total Other Assets	108,964	59,539

TOTAL ASSETS	$1,807,486	$2,189,029

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$183,250	$179,662
Accrued expenses	199,994	176,118
Related party short-term debt	32,322	52,815
Capital leases payable - current portion	—	195
Total Current Liabilities	415,566	408,790

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 22,623,693 and 18,632,626 shares issued and outstanding, respectively	226,237	186,326
Additional paid-in capital	7,469,031	6,736,346
Other comprehensive income (loss)	(160)	(1,040)
Stock options and warrants	8,227,939	7,824,142
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(14,036,503)	(12,470,911)

Total Stockholders' Equity	1,391,920	1,780,239

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,807,486	$2,189,029

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					February 1, 2003
	Three Months Ended		Nine Months Ended		(inception of
					development stage)
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$17,560	$60,658	$52,210	$137,999

COST OF GOODS SOLD
Materials and supplies	—	19,000	56,101	24,694	101,079
Total Cost of Goods Sold	—	19,000	56,101	24,694	101,079

GROSS PROFIT	—	(1,440)	4,557	27,516	36,920

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	64,770	63,689	195,556	189,186	719,322
Research and development	47,919	66,204	134,452	233,346	883,546
Marketing	3,900	58,804	12,749	209,957	584,086
Legal and professional fees	51,152	70,894	143,043	257,333	1,121,821
Consulting	51,918	198,038	125,996	552,431	3,159,995
Idle facility expense	153,743	242,045	439,007	858,669	1,868,189
Occupancy	30,330	44,660	99,540	223,228	1,125,657
Labor and benefits	13,750	81,403	61,418	231,909	815,440
Services paid by stock options	43,754	193,575	224,402	454,155	1,479,831
Office supplies and expenses	5,359	8,191	15,277	30,657	178,625
Travel	2,870	1,134	6,491	25,002	177,294
Other general and administrative expenses	30,380	44,311	106,455	109,538	541,957
Total General and Administrative Expenses	499,845	1,072,948	1,564,386	3,375,411	12,655,763

OPERATING INCOME (LOSS)	(499,845)	(1,074,388)	(1,559,829)	(3,347,895)	(12,618,843)

OTHER INCOME (EXPENSES)
Interest income	3	127.17	79	1,255	10,277
Interest expense	(2,805)	(179.15)	(5,842)	(589)	(1,422,377)
Other income (expense)	—	—	—	—	(5,560)
Total Other Income and Expenses	(2,802)	(52)	(5,763)	666	(1,417,660)

LOSS BEFORE TAXES	(502,647)	(1,074,440)	(1,565,592)	(3,347,229)	(14,036,503)

INCOME TAXES	—	—	—	—	—

NET LOSS	(502,647)	(1,074,440)	(1,565,592)	(3,347,229)	(14,036,503)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of investments	1,570	(220)	880	(1,000)	(160)

COMPREHENSIVE LOSS	$(501,077)	$(1,074,660)	$(1,564,712)	$(3,348,229)	$(14,036,663)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.06)	$(0.07)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	22,593,196	17,438,891	21,019,032	16,849,830

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Period Ended	Period Ended	development stage)
	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)	to September 30, 2006 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,565,592)	$(3,347,229)	$(14,036,503)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation and amortization	405,587	396,043	1,205,641
Loss on disposition of assets	—	—	7,024
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	22,605	149,666	614,184
Stock issued for services	18,390	69,934	1,026,011
Stock issued for assets and securities	—	—	43,739
Stock options and warrants vested	350,399	—	3,740,306
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	969,761	253,753
Noncash recovery of other income	—	—	(1,850)
Changes in assets and liabilities:
Receivables	(10,512)	(17,500)	(14,601)
Inventory	7,826	(58,118)	(115,318)
Prepaid expenses	32,951	8,431	122,290
Other assets	763	—	6,370
Accounts payable	3,588	(89,031)	84,703
Accrued expenses	23,876	(5,026)	17,011
Net cash used by operating activities	(710,119)	(1,923,069)	(5,822,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(39,664)	(199,096)	(2,713,762)
Patent costs	(54,573)	—	(118,791)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(94,237)	(199,096)	(2,647,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	785,000	783,125	7,417,375
Payments on capital leases	(195)	(3,984)	(9,563)
Proceeds from related party loans	(20,493)	—	(24,379)
Proceeds from exercise of options	—	1,080	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	764,312	780,221	8,324,413

Net increase in cash	(40,044)	(1,341,944)	(145,414)

Cash, beginning of period	182,582	1,461,708	287,952

Cash, end of period	$142,538	$119,764	$142,538

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$25,000

NON-CASH INVESTING AND FINANCING:
Stock options and warrants vested	$350,399	$—	$3,740,306
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Stock issued for prepaid and deferred rent and rent expense	$22,605	$149,666	$614,184
Stock and warrants issued for services	$18,390	$69,934	$1,026,011
Warrants and options issued for deferred services and financing	$—	$969,761	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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

In 2004, the Company obtained significant additional capital through a private placement of its stock and the issuance of convertible debt. Additionally, the majority of this convertible debt was converted to common stock during 2004. The company has raised additional capital through private placements in 2005 and 2006 to continue its operations. Management plans to use the majority of the proceeds from the financing to implement its business plan. As a result of the proceeds received management has determined that it can continue as a going concern for at least the next twelve months.

At September 30, 2006, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended
September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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

Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, and payable. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in first-out method. As of September 30, 2006, the Company’s raw material, work in process, and finished goods inventories totaled $61,766, $9,142, and $44,410 respectively.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at September 30, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at September 30, 2006.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have an impact on its consolidated financial position, results of operations, or cash flows at September 30, 2006.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation,” which as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at September 30, 2006.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company at September 30, 2006.

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

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company had previously adopted this statement for its year ended December 31, 2004. For the period ended September 30, 2006, the Company has recorded $439,007 as idle facility expense.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years. The following is a summary of property, equipment and accumulated depreciation at September 30, 2006 and December 31, 2005:

	2006	2005
Equipment	$1,770,477	$1,730,815
Furniture and fixtures	120,114	120,114
Leasehold improvements	826,511	826,511
	2,717,102	2,677,440
Less: Accumulated depreciation	(1,332,390)	(932,069)
Total	$1,384,712	$1,745,371

Depreciation and amortization expense for the periods ended September 30, 2006 and December 31, 2005 were $400,322 (of which $210,030 is included in “idle facility expense”), and $528,956 (of which $276,328 is included in “idle facility expense”), respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock. As of September 30, 2006, the Company has not issued any preferred stock.

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
September 30, 2006

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

In March 2006 a third round of investing was started. During the nine months ended September 30, 2006, the Company sold 3,425,000 units for $.20 per unit, with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $685,000. The exercise price of the warrants is $0.45, and they expire on June 30, 2008. The value of the warrants attached to the stock issued was $77,050, based upon the Black-Scholes calculation.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent. A total of 93,972 shares, valued at approximately $22,605, were issued during the nine-month period ended September 30, 2006 for payment of rent. Additionally, the Company issued 72,095 shares of common stock at an average price of $.26 per share in exchange for services.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

2002 Stock Plan
During the nine months ended September 30, 2006, the Company recorded an expense of approximately $224,402 for vested options. Options in the amount of $29,651 were rescinded.

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

(1)    Second Amended and Restated 2002 Stock Plan

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

Following is a summary of the status of the options outstanding during the periods ended December 31, 2005 and September 30, 2006.

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	1,283,000	$0.96
Granted	2,000.65
Exercised	(6,000)	.18
Rescinded	(119,000)	—
Outstanding at December 31, 2005	1,160,000	0.60
Granted	—	—
Exercised	—	—
Rescinded	(135,000)	—
Options outstanding at September 30, 2006	1,025,000	$0.62

Options exercisable at September 30, 2006	782,400	$0.72
Weighted average fair value of options granted in 2006		—

Warrants
At September 30, 2006 and December 31, 2005, there were outstanding warrants to purchase 7,760,401 and 6,729,068 shares respectively, of the Company’s common stock, at prices ranging from $.45 to $2.50 per share. The warrants vest at various rates ranging up to 4 years and expire at various dates through 2014.

NOTE 6 - CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank. These funds are insured to a maximum of $100,000. At September 30, 2006, approximately $42,538 was at risk.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application. The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process. The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002. In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts. During the

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2006

periods ended December 31, 2005 and September 30, 2006, applicable royalties were waived by the patent holder.

On October 13, 2005, the license agreement was amended. The related party agreed to waive any royalties until the Company reaches annual sales of $5,000,000. In addition, the related party agreed to waive any royalties if the products produced by the licensed technology don’t make a profit of more than 12.5% before payment of income taxes (EBITA). No royalties were paid or accrued during the period ended September 30, 2006.

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

Total rental expense, including common area charges, for the periods ending September 30, 2006 and December 31, 2005 was approximately $36,605 (of which $24,403 is included in “idle facility expense”) and $169,920 (of which $113,280 is included in “idle facility expense”).

NOTE 8 -SUBSEQUENT EVENTS

Application for Bulletin Board Listing
Subsequent to September 30 2006, the Company’s application to the NASD to list it’s stock on the Bulletin Board Exchange was accepted..

Financing

Subsequent to September 30 2006 the Company has raised $620,160 through sale of its common shares.

Item 2   Management’s Discussion and Analysis

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND PLAN OF OPERATION

You should read the following discussion in conjunction with our financial statements, together with the notes to those statements included elsewhere in this prospectus. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We were incorporated in Idaho in August 1969 as an exploratory mining company. In the late 1990s, our mining prospects appeared dim, and our board of directors decided to change our business focus. In 2000, we acquired Advanced Process Technologies, Inc., a Massachusetts corporation (“APTI”), in a share exchange in which 6,000,000 shares of our common stock were issued to the founders and a director of APTI, resulting in their ownership of about 82.5% of our common stock. As a result, we were transformed from a mining exploration into a biotechnology company focused on the production of specialty chemicals and compounds and food products. Our efforts to find large-scale purchasers of our products have to date been unsuccessful. For that reason, we have changed our focus to consumer food products that include mineral supplements made with our proprietary processes.

Plan of Operation

We are now a development stage company. As described in further detail below, we had no substantial operating revenue in 2004, 2005 or in the first nine months of 2006. However, during 2005, we completed construction of our production facility and focused on sales and new product development. In 2005, we also developed a proprietary process to deliver calcium in foods or beverages without altering the taste or the flavor of the food or beverage. We have filed U.S. patent applications to protect our process. In 2006, we supplemented our patent portfolio and focused on the sale and marketing of our powdered calcium supplement and the development of a plan to make and sell mineral water made with our proprietary processes.

Over the next twelve months we hope to increase our sales and distribution of our calcium powder supplement currently marketed under the brand name “CAL-SAP™”, and we plan to acquire bottling equipment and develop distribution relationships to enable us to bring our proprietary mineral water to market. We have also developed a process to manufacture a unique dairy product, and hope to bring a it to market in 2008.

We expect that we will need $350,000 for working capital in the fourth quarter of 2006 to launch our new bottled water product. As described below, we have received approximately $620,000 of this amount and hope to receive more investment commitments during the fourth quarter of 2006. We anticipate that we will require substantial additional amounts in 2007 in order to hire personnel, advertise, market and distribute our bottled water, our calcium supplement products in 2007 and a dairy product in 2008. We currently have no commitments from financial sources for this additional capital.

Results of Operations

Revenues and expenses consist of the following components:

Revenues.  Revenues consist primarily of sales of our calcium supplement.

Cost of Goods Sold.   Cost of sales consists of the purchase price of materials and supplies, labor and benefits, and other overhead costs associated with production. During 2004, 2005, and the nine months ended September 30, 2006, costs normally associated with overhead costs were included in idle facility cost, due to the small amount of production that occurred in each year.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist of compensation for sales, marketing, delivery, administrative, information technology, and customer service personnel, advertising, marketing and promotional expenses, shipping and handling expenses, facility expenses, website development costs, professional service fees and other general corporate expenses.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Revenue

We generated almost no operating revenue during the calendar year of 2003, which was a year of transition from a contract research organization to a development stage production company. We had no operating revenue during 2004; and our operating revenue for the year 2005 was $77,341.

Cash and Cash Equivalents

As of December 31, 2005, and December 31, 2004, our cash position was approximately $182,582 and $1,461,708, respectively.

Research & Development

As of December 31, 2005, and December 31, 2004, we had four scientists actively engaged in three research and development projects:

•
The Calcium Supplement Project. We have filed two patent applications relating to a new process for adding a calcium supplement to beverages in a manner that does not affect the taste or flavor of the beverage. We expect to continue to refine our processes related to the calcium supplement product as we gain experience in making this product.

•
The Dairy Product. We have filed two patent applications relating to the production and distribution of a popular dairy product that has potentially unique adaptations. As of December 31, 2005, we were refining our technology in this area, and hoped to have this product ready to sell in late 2006, and to have actual sales in 2007. At present, however, due to the effort required to successfully produce and distribute our bottled water and calcium supplement products, we do not anticipate bringing this product to market before 2008.

•
The Generic Drug Project. As of December 31, 2005, we were conducting preliminary research concerning the production of generic drugs through novel recombinant DNA processes. This project had been underway since August 2004. By “recombinant DNA processes” we mean a process whereby the DNA of an organism, such as the bacterium E Coli, is modified in a manner that causes it to produce a desired compound. The organism then reproduces, and a colony of organisms that produce the compound can be purified. As of December 31, 2005, we had spent approximately $55,000 on this project. We are not dependant upon cash inflows from the results of this project to fund our business, and are no longer devoting substantial resources to this project as our primary focus is on our calcium supplement and mineral water products.

Plant and Equipment

Our expenditures through December 31, 2005 and December 31, 2004 on plant and equipment totaled approximately $2.2 million and $0.5 million, respectively.

Number of Employees

As of December 31, 2004, we had 19 full-time and two part-time employees. In August 2005, in an attempt to cut costs, we laid off all but 8 full-time and one part-time employees. As of December 31, 2005, we had 7 full-time employees and one part-time employee.

Financial Condition

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

During calendar year 2005, we raised approximately $1,000,325 from investors in a private placement of common stock.

In September 2005, we reduced our monthly cash expenditures to less than $80,000. our cash position at December 31, 2005 was $182,582.

Operations

As of December 31, 2005, we had begun making gluconate and lactate products in our facility and filling small purchase orders from paying customers.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

Revenue

Our operating loss for the nine month periods ended September 30, 2006 and September 30, 2005 was $1,559,829 and $3,347,895, respectively.

Cash and Cash Equivalents

As of September 30, 2006, and September 30, 2005 our cash position was approximately $142,538 and $119,764, respectively. Since September 30, 2006, we have raised an additional $620,000 through the private sale of stock through a private placement of common stock priced at $0.06 per share. We hope to receive more investment commitments. Assuming that the current subscription agreements are honored, we believe that our cash on hand and commitments received will be sufficient to sustain our operations through the next 12 months, by which time we will need either to generate cash flow from the sale of carbohydrate derivatives or raise additional capital to sustain our operations.

Research & Development

As of September 30, 2005, we had four scientists actively engaged in research and development, and contemplated undertaking the Calcium Supplement Project, the Baking/Dairy Project, and the Generic Drug Project described above. As of September 30, 2006, we had four scientists actively engaged in these projects.

Plant and Equipment

Our expenditures for the nine months periods ended September 30, 2006 and September 30, 2005 on plant and equipment totaled approximately $39,664 and $299,096, respectively.

Number of Employees

As of September 30, 2006, we had 7 full-time employees and one part-time employee. As of September 30, 2005, we had 7 full-time employees and one part-time employee.

Financial Condition

As of September 2005, we had reduced our monthly cash expenditures to less than $80,000. Our cash position at September 30, 2005 was $119,764. As of September 30, 2006, our monthly cash expenditures were $81,375 and our cash position was $142,538.

Operations

As of September 30, 2005, we had begun making gluconate and lactate products in our facility and filling small purchase orders from paying customers. As of September 30, 2006, we had transitioned our business from manufacturing specialty chemicals and compounds to the production and sale to consumers of our calcium supplement product. As of September 30, 2006, we had begun supplying this product in bulk to a distributor, who currently supplies the product under the brand name “CAL-SAP™” to a chain of about 59 grocery stores in New England and on the distributor’s website, www.calsap.com.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Material Commitments for Capital Expenditures

We have no current commitments requiring us to make capital expenditures. We have four scientists actively engaged in research and development and in quality control. We anticipate spending $30,000 in research and development activities by the end of the year, if funds are available, for improvements of our calcium supplement related products, dairy related products, and our generic drug development project.

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

Our capital needs in the next year will depend upon the amount and mix of our sales of products (assuming that we have such sales). We expect that we will need $350,000 for working capital in the fourth quarter of 2006 to launch our new bottled water product, and that we will require substantial additional amounts in 2007 to hire personnel, advertise, market and distribute our bottled water and calcium supplement products.

Seasonality

We are not aware of any trends that are likely to have a material impact on our liquidity, or on our net sales or revenues or income from continuing operations. We are not aware of any seasonality in our business to date. However, although our overall business has not historically been seasonal, we expect that the period from June to September will represent the peak period for sales and revenues of our mineral water product due to increased consumption of beverages during the summer months. We expect that warmer weather in our geographic markets will tend to increase sales, and cooler weather will tend to decrease sales. To the extent that our quarterly results are affected by these patterns, our stock price may fluctuate to reflect them.

Item 3.               Controls and Procedures

Chinmay Chatterjee, President, CEO and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures in effect as of September 30, 2006 and concluded that they are effective. He concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. Based upon the officer’s evaluation, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. — OTHER INFORMATION

Item 1.               Legal Proceedings.

The Company is not a party to any pending legal proceedings, nor is its property the subject of any pending legal proceeding.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2006, we raised an $100,000 from accredited investors based a price $0.25 per unit, with each unit consisting of one share of common stock and a warrant to purchase 80% of an additional share of common stock. The exercise price of the warrants is $0.90, and they expire on June 30, 2008.

Later in 2006, we sold 3,425,000 units for $.20 per unit, with each unit consisting of one share of common stock and a warrant to purchase 40% of an additional share of common stock, raising $685,000. The exercise price of the warrants is $0.45, and they expire on June 30, 2008.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent. A total of 93,972 shares, valued at approximately $22,605, were issued during the nine-month period ended September 30, 2006 for payment of rent. Additionally, the

Company issued 72,095 shares of common stock at an average price of $.26 per share during that period in exchange for services.

Between October 1, 2006 and November 15, 2006, the Company has received subscriptions pursuant to which certain accredited investors have agreed to purchase units from the Company, at $0.06 per unit, consisting of one share of common stock and a warrant to purchase one-half share at $0.35. These warrants will expire on June 30, 2008. The subscriptions received to date total $620,000.

Item 3.               Default Upon Senior Securities.

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

Date: November 17, 2006