Form 10KSB
period 2006-12-31
INTEGRATED PHARMACEUTICALS INC
filed 2007-03-30
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

State issuer’s revenues for its most recent fiscal year.   $___60,658______

As of March 28, 2007, the aggregate market value of the issuer’s common equity held by non-affiliates was approximately $4,628,566.

As of January 5, 2007, the Issuer had 40,418,287 shares of common stock outstanding.

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-KSB

PART I

Item 1.   Description of Business

Business Development

We are a biotechnology company dedicated to the production of specialty chemicals and nutraceuticals for sale to distributors and retailers. We focus on compounds and nutraceuticals that have proven therapeutic or nutritional value in humans, plants and/or animals. In January 2003, we changed our business model from that of performing contract research and development to the production of compounds using our patented processes so that we could retain for our own use the intellectual property we develop and commercialize our proprietary technologies with production facilities that we hoped to develop. During 2003 and 2004, we directed our efforts towards the establishment of a production facility and raising capital to finance that facility and its operations. During 2005, we completed construction of our production facility and focused on sales and new product development. In 2005, we also developed a proprietary process to deliver calcium in foods or beverages without altering the taste or the flavor of the food or beverage. We have filed U.S. patent applications to protect our process. To the best of our knowledge, no one else has the ability to add calcium in a manner that does not affect the taste or flavor of the food or beverage. In 2006, we supplemented our patent portfolio and focused on the sale and marketing of our powdered calcium supplement and the development of a plan to make and sell mineral water made with our proprietary processes.

Our current product line

We have developed a patent-pending calcium supplement that can be sold in packets like those used for artificial sweeteners. Each packet allows consumers to add 120 milligrams of soluble calcium per package into their soft drinks, coffee, tea, soup, dehydrated sauces and beverages. To the best of our knowledge, this is a unique product because of its lack of adverse taste or odor. We have signed an agreement with Naples Marketing Systems LLC (“Naples”) for the distribution of this product. Naples is selling the packets under the brand name “CAL-SAP™”, and currently supplies the product to a chain of about 59 grocery stores in New England, and is in discussions with other substantial distribution channels. The product is also available at Naples’ website www.calsap.com. Our license agreement with Naples does not have any minimum sales requirement, license fees, or royalties. It does, however, require Naples to purchase its ingredients from us, to the extent that we can make them. We are also developing a product consisting of a mixture of our calcium supplement and commercially available artificial sweeteners, which we hope to bring to market in 2009.

Our product pipeline

We expect to launch a fortified bottled water product in the fourth quarter of 2007. We expect our water to have at least 250 mg of calcium and 50 mg of magnesium per liter, and yet to be odorless and tasteless. We plan to price this mineral water as a high end product due to its purity. To our knowledge, no other company has successfully added more than 70 mg of calcium per liter to water without introducing adverse taste and odor. In 2005, close to $1.8 billion worth of fortified beverages and almost $10 billion of packaged water bottles were sold in the United States, and the worldwide market for bottled water was $46 billion.

We have also developed a process to manufacture a dairy product. Although we have filed an application to patent this technology, we have not yet made serious efforts to commercialize this product due to the effort required to successfully develop and distribute our fortified bottled water. We hope to bring a dairy product to market in 2008.

Competition

We will be a small producer in industries where substantial resources are generally devoted to sales and marketing and development. Competition is intense in both the bottled water and the nutritional supplement industry, and we have several competitors in each industry that have far greater resources than us. Among our principal competitors in the bottled water market are the Nestle Waters North America, The Coca-Cola Company, large regional brands owned by private groups, and local competitors in the markets that we serve. In the calcium supplement market, our competitors include GNC, Twinlab, Now, Source Naturals, Water Oz, and many others.

Source and Availability of Raw Materials; Principal Suppliers

The primary raw materials of our calcium supplement products are glucose (sometimes called dextrose) which is derived from corn; and lactic acid, which is derived from glucose. Glucose is a commodity product that is widely available from such companies as Corn Products International. Lactic acid is widely available. Our principal suppliers have been Boremco, Inc. and Ashland Chemicals Inc., both distributors. While these materials are readily available, their prices are often related to the prices of energy and corn, and thus may be volatile. We intend to obtain the water for our bottled mineral water product from municipal sources.

Proprietary Rights and Licensing

We rely heavily on patents and trade secrets to protect our production techniques. Currently, we are the exclusive licensee of two issued patents, U.S. patent nos. 6,416,981 and 6,828,130 relating to the production of gluconate derivatives; and a divisional patent application that broadens the protection with respect to gluconate derivatives. The issued patents are a key component of our business plan. Three of our directors, through their partnership, NEC Partnership, have entered into a license with us granting us exclusive rights to these patents and non-exclusive rights to related trade secret information. Under the terms of the license, we are required to pay a 3% royalty to NEC Partners for sales of products made with the process covered by the patent, or $25,000 per quarter, whichever is greater. The quarterly minimum does not apply in any year in which the Company’s sales are less than $5 million or to years in which the Company’s earnings before depreciation, interest and taxes (EBITDA) on sales of licensed products is less than 12.5%. The 3% royalty and the $25,000 minimum quarterly payment are reduced by one-half if we continue to employ all three of the NEC partners on a full-time basis. We are also the owners of eight US patent applications related to other aspects of our gluconate derivative technology, including applications relating to our calcium supplement and our dairy product.

We anticipate substantial ongoing patent filing activity relating to our existing technology.

We seek to limit disclosure of our intellectual property by requiring employees, consultants and any third party with access to ours proprietary information to execute confidentiality agreements and by restricting access to the proprietary part of the applications.

Regulatory Background

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us.

For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim or an unauthorized version of a “health claim.”

In addition, the Federal Food and Drug Administration (FDA), regulates bottled water as a “food.” Accordingly, our bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA “good manufacturing practices.” To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard.

The labels affixed to bottles and other packaging of the water are subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition, all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment that are enforced by the FDA. We are subject to the food labeling regulations required by the Nutritional Labeling and Education Act of 1990. We believe we will operate in compliance with these regulations.

As a producer of bottled water, we will be subject to periodic, unannounced inspections by the FDA. Upon inspection, we must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards.

We also must meet state regulations in a variety of areas. These regulations set standards for approved water sources and the information that must be provided. To date, we have not received or applied for approval for our drinking water in any jurisdiction. Our product labels are subject to state regulation (in addition to the federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made.

The laws that regulate our activities and properties are subject to change. As a result, there can be no assurance that additional or more stringent requirements will not be imposed on the our operations in the future. Although we believe that our water supply, products and bottling facilities will be in compliance with all applicable governmental regulations, failure to comply with such laws and regulations could have a material adverse effect on our business.

Other than our fortified mineral water, our current product portfolio consists of already proven clinically active compounds that do not require further regulatory approval. Nevertheless, these products must comply with United States Pharmacopoeia (USP) standards as well as our customers’ quality standards. Tests on samples produced so far indicate that these products meet USP standards.

We intend to produce our products in compliance with the FDA’s Current Good Manufacturing Practice (cGMP) standards, where appropriate. Our officers have collectively over sixty years of experience with cGMP standards and are confident that their production processes will meet or exceed these requirements.

Research and Development Expenditures

We spent $276,341 and $201,703 on research and development in 2005 and 2006, respectively. Of the amount spent in 2005, approximately $198,693 was spent on the development of our carbohydrate production technology and $77,648 was spent on recombinant generic drug development research. Of the amount spent in 2006, $201,703 was spent on the development of our carbohydrate production technology and none was spent on recombinant generic drug development research. Our expenses associated with developing our calcium supplement, bottled water and dairy products are all classified for this purpose as carbohydrate production technology.

Environmental Compliance

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

Employees

As of December 31, 2006, we had 6 full-time and one part-time employees. Of these, two are senior management who also perform research and development work.  None of our employees are represented by a labor union, and we consider relations with our employees to be good.

Item 2.    Description of Property.

We own no real estate. We lease a 38,000 square foot production building in Fitchburg, Massachusetts which we use for our operations. The building is located on an 11-acre parcel of land.

The lease term for the Fitchburg facility commenced in September 2003 and continues through September 2008. Base rent for the facility for the current year of the lease (which continues through September 2007) is $11,956 per month. The base rent of the lease increases annually by 3%. Until April 2007, this base rent is payable in the form of our common stock, valued at $1.00 per share. Starting in April 2007, our base rent is payable 50% in stock (using the $1.00 per share valuation) and 50% in cash. We are also responsible for paying, as “additional rent,” the cost of utility services, building maintenance, insurance, real estate taxes and the like. We have the option to purchase the Fitchburg property (including the land), and are obligated to do so by September 2008. The lease does not specify the consequences of a failure to purchase the property by September 2008. We have been advised that we would be liable to the landlord for the excess, if any, of the price at which would then be obligated to purchase the property (approximately $1.75 million) over its then-current value. The building is in good condition. Our rent payments are personally guaranteed by Chinmay Chatterjee, Nilu Chatterjee and Edward Furtado.

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

Investment Policies

We currently invest our surplus funds in bank instruments and accounts. We do not invest in real estate or mortgages.

Item 3.    Legal Proceedings

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

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the basis of inter-dealer quotations that are reported on the Bulletin Board. The prices shown reflect inter-dealer bid prices, without retail mark-up, mark-down or commission. The range of high and low bid information for IntePharm’s common stock for each quarter during of the last two years, are as follows:

		Lo	Hi
2005	Q1	$ 2.75	$ 1.74
	Q2	$ 2.00	$ 0.95
	Q3	$ 1.40	$ 0.37
	Q4	$ 0.70	$ 0.24

2006	Q1	$ 0.24	$ 0.50
	Q2	$ 0.20	$ 0.30
	Q3	$ 0.10	$ 0.27
	Q4	$ 0.06	$ 0.45

As of January 5, 2007, there were approximately 493 holders of the Company’s common stock.

The Company has not declared any dividends on its common stock during the past two years. The Company is not subject to any restrictions on its ability to declare dividends.

Sales Of Unregistered Securities.

In May 2005, the Company commenced a private placement offering of its common stock to accredited investors. During this round of investment, the Company sold 1,044,166 units for $0.75 per unit, with each unit consisting of one share of common stock and a warrant to purchase 40% of an additional share of common stock, raising $783,125. The exercise price of the warrants is $1.50, and they expire on December 31, 2007.

In November 2005, the Company sold 954,001 units for $0.25 per unit, with each unit consisting of one share of common stock and a warrant to purchase 80% of an additional share of common stock, raising $238,500. The exercise price of the warrants is $0.90, and they expire on June 30, 2008.

Also in November 2005 individuals that had invested during the first round of the private placement offering, received additional warrants. If they did not participate in the November 2005 private placement, they received a warrant for 20% of the number of shares originally purchased; and if they did participate in the November 2005 private placement, they received a warrant for 40% of the number of shares originally purchased. The exercise price of these warrants was $1.50, and they expire on December 31, 2007.

In January 2006, as a continuation of the November 2005 financing round, the Company raised an additional $100,000 from investors. The company sold 400,000 units for $0.25 per unit, with each unit consisting of one share of common stock and a warrant to purchase 80% of an additional share of common stock. The exercise price of the warrants is $0.90, and they expire on June 30, 2008. This financing was a continuation of the financing that occurred in the fourth quarter of 2005.

In second quarter 2006, the Company completed a private placement offering of its common stock to accredited investors. During this first round of investment, the Company sold 3,425,000 units for $0.20 per unit with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $685,000. The exercise price of the warrants is $0.45 per share, and they expire on June 30, 2008.

In December 2006, during the second round of investment, the Company sold 17,096,002 units for $0.06 per unit, with each unit consisting of one share of common stock and 50% of a warrant to purchase an additional share of common stock, raising $1,020,265. The exercise price of the warrants is $0.35, and they expire on June 30, 2008.

In 2004, we granted incentive stock options to Chinmay Chatterjee (200,000 shares), Edward Furtado (70,000 shares) and Nilu Chatterjee (193,000 shares). Each of these options has a five-year vesting schedule. The option granted to Chinmay Chatterjee has a term of five years, and the other two options have a term of ten years. The options issued to Edward Furtado and Nilu Chatterjee had an exercise price of $1.00; and the option issued to Chinmay Chatterjee had an exercise price of $1.10.

We lease our Fitchburg facility on terms that call for the payment of base rent in the form of common stock. The company has issued 93,908 shares to its landlord in 2006 in satisfaction of $93,908 in rent obligations. During the years ended December 31, 2005, and December 31, 2004, we issued 161,686 and 13,337 shares of common stock to the landlord pursuant to the lease, in satisfaction of $161,686 and $13,337 of rents payable in this form, respectively. Because of a difference between the agreed upon value of shares specified in our lease ($1.00 per share) and the market value of the shares at the time that the rent obligation was payable (which fluctuated between a low of $0.11 per share and a high of $2.36 per share), the issuance of these shares resulted in charges to our earnings that differed from these figures. We believe that the landlord is an accredited investor within the meaning of SEC regulation D, and have issued shares to the landlord in reliance upon the exemption provided by section 4(2) of the Securities Act.

In addition, the Company has issued approximately 836,128 shares of its common stock to a number of service providers in the years 2003-2006, including 253,087 to its law firm in partial payment for legal services, 118,535 shares to David Smith as director’s fees, 140,400 each to James Chantilas and Kathy Drew for consulting services and 100,000 shares to James Czirr for consulting services. We also issued to consultants warrants to acquire 1,036,800 shares of common stock, exercisable at $1.00 per share; and an incentive option to acquire 15,000 shares of common stock at $0.18 per share. We believe these issuances to be covered by SEC rule 701 and/or section 4(2) of the Securities Act.

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

We generated almost no operating revenue during the calendar year of 2003, which was a year of transition from a contract research organization to a development stage production company. We had no operating revenue during 2004; and our operating revenue for the years 2005 and 2006 was $77,341 and $60,658, respectively.

Plan of Operation.

We are now a development stage company. As described in further detail below, we had no substantial operating revenue in 2005 or 2006. However, during 2005, we completed construction of our production facility and focused on sales and new product development. In 2005, we also developed a proprietary process to deliver calcium in foods or beverages without altering the taste or the flavor of the food or beverage. We have filed U.S. patent applications to protect our process. In 2006, we supplemented our patent portfolio and focused on the sale and marketing of our powdered calcium supplement and the development of a plan to make and sell mineral water made with our proprietary processes.

Over the next twelve months we hope to have increased sales and distribution of our calcium powder supplement currently marketed under the brand name “CAL-SAP™”, and we plan to acquire bottling equipment and develop distribution relationships to enable us to bring our proprietary mineral water to market. We have also developed a process to manufacture a dairy product, and hope to bring a dairy product to market in early 2009.

Financial Condition and Operations

Financial Condition.

We raised approximately $1,050,260 in a private placement of our common stock in December 2006. Our cash position at December 31, 2006 was $872,182. We anticipate that we will require additional funds in 2007 in order to advertise, market and distribute our bottled water and our calcium supplement products in 2007 and 2008. In December 2006, we entered into an Investment Agreement with Dutchess Private Equity Fund, Ltd, a Cayman Islands company (“Dutchess”). Pursuant to the arrangements included in that agreement, on January 26, 2007 we filed with the Securities and Exchange Commission a registration statement on form SB-2 to register a resale by Dutchess of shares of our common stock that Dutchess may purchase under the Investment Agreement. That registration statement has not yet been declared effective. Other than our arrangement with Dutchess, we have no commitments from financial sources for this additional capital.

Other than as described above, we know of no long-term or short-term trends or events that have or are reasonably likely to have a material impact on or short-term or long-term liquidity. Our long-term liquidity will be affected by our ability to generate sales, which is subject to uncertainties. In addition, we are obligated to purchase our Fitchburg facility by September 2008. At that time, the purchase price will be approximately $1.75 million. We have not yet arranged for financing for this purchase.

Our capital needs for 2007 will depend upon the amount and mix of purchase orders that we receive (assuming that we receive such orders at all). We hope to be able to generate significant operating profit by utilizing the production capacity of the equipment that we already have in place. Assuming that we generate some sales orders by the fourth quarter of 2007, we should be able to pay for the cost of filling the orders out of our working capital. If the orders that we receive are for substantially greater volumes than we expect, it is possible we will need to install additional equipment to fill those orders, which would require additional capital.

There are no significant elements of income or loss that do not arise from our operations. At the moment, there do not appear to be seasonal aspects to our business.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7.    Financial Statements.

The reports of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report. See “Index to Financial Statements” on page 19.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Chinmay Chatterjee, our President and CEO, and Nilu Chatterjee, our Treasurer and principal financial officer, have evaluated the Company’s disclosure controls and procedures and concluded that they are effective. They concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. Based upon the officer’s evaluation, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers, their present positions, and their ages are as follows:

Name	Age	Office with IntePharm
Chinmay Chatterjee, Ph. D.	47	Chief Executive Officer, President and Director
Nilu P. Chatterjee, Ph.D.	48	Vice-President of Research and Development, Director and Treasurer
Edward D. Furtado	52	Vice-President of Operations, Secretary and Director
David H. Smith II	67	Director
Sally Johnson Chin	58	Director
Ken Wlosek	46	Director

All of our officers work full-time for the Company except for Mr. Furtado, who is on a leave of absence.

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

David H. Smith II has been a director of the Company since February 2004. Since 1996, he has been a founder and managing director of the following venture capital funds: Interim Advantage Fund, LLC (founded in 1996), Contra V.C., LLC (founded in 1998), Tailwind V.C., LLC (founded in 2000) and Fivex, LLC (founded in 2004). He has had significant business experience in the clinical laboratory industry. He was a co-founder, Vice President and Director of Canberra Industries, a large publicly-traded manufacturer of analytical instruments, and also of Canberra Clinical Laboratories, which was sold in 1986 to MetPath, Inc., a subsidiary of Corning, Inc. Mr. Smith received a B.A. degree in Political Science from Hampden-Sydney College. Until September 2006, he served as a director of Pro-Pharmaceuticals, Inc., a reporting company under the Exchange Act; and during 2005 was a director of Sention, Inc.

Sally Johnson-Chin, a director of the Company, is an independent consultant. She was Vice President of Finance and Administration of Oechsle International Advisors, LLC, a Boston based financial services management company, from 1999 until May 2006. Ms. Johnson-Chin received an MBA from Babson College, earned her CPA in Massachusetts in 1980, and has been an auditor for Ernst & Young, LLP.

Ken Wlosek has been a director of the Company since May 2006. He serves as a Senior Vice President of Ridgewood Energy, where he has been employed since 1989. Mr. Wlosek has been a certified financial planner since 1986, and received his NASD Series 7 license in 1985 and Series 24 license in 1989.

None of the directors of IntePharm currently serves as a director of any other SEC reporting company.

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

Nominating Committee. The full Board of Directors serves as the nominating committee. During 2006, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s board.

Section 16(a) Beneficial Ownership Reporting Compliance

Kenneth Wlosek was appointed to the Board of Directors on May 30, 2006. He did not file a Form 3, reporting the shares of common stock of the Company that he held at the time, until January 22, 2007. This is the only late filing of Mr. Wlosek known to the Company. This late filing did not pertain to a transaction, but to Mr. Wlosek’s election to the Board. Other than this late filing, the Company is not aware of any officers, director or holder of more than 10% of the Company’s common stock who has failed to file on a timely basis, all reports required by section 16(a) of the Exchange Act during the most recent fiscal year. The Company is not aware of any transactions that should have been disclosed on Form 4 but were not disclosed.

Code of Ethics

The Company has adopted a Financial Code of Ethics applicable to the Company’s CEO, CFO principal accounting officer or controller, and persons performing similar functions, including its Treasurer. A copy of the Financial Code of Ethics was previously filed as Exhibit 14 to its 2005 Form 10KSB.

Item 10. Executive Compensation.

Compensation of Principal Executive Officer

During calendar years 2005 and 2006, Chinmay Chatterjee was our President and CEO. No other executive officer received total compensation in excess of $100,000 during those years. Mr. Chatterjee’s compensation during those years consisted of a salary, bonus, incentive option awards, and certain non-cash benefits such as health and dental insurance.

The following table provides a summary of the compensation paid to Mr. Chatterjee for the years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards[1]	All Other Compensation	Total
Chinmay Chatterjee, President and CEO
	2006	$41,461	$ 0	$ 12,500	$0	$ 53,961
	2005	$71,446	$ 0	$249,102	$16,257	$336,805
	[1] Value of option awards are computed in accordance with FAS 123R using the assumptions set forth in note 8 to the December 31, 2006 financial statements included in this Form 10-KSB.

All amounts shown as Other Annual Compensation are health and dental insurance premiums paid on behalf of, and automobile allowance payments made to, Mr. Chatterjee.

Mr. Chatterjee does not currently have a written employment agreement. In 2004, he was paid a salary of $90,000. Starting in October 2005, his salary was reduced to $36,000 annually. Until August 2005, he received a car allowance of $2,000 per month. Starting in September 2005, this car allowance was eliminated.

On December 16, 2002, the Board of Directors adopted IntePharm’s 2002 Stock Plan, which provides for the granting to officers and key employees options to acquire stock in IntePharm. The plan was approved by our stockholders at a special meeting held on December 12, 2003. On August 28, 2004, the Board increased the size of the plan from 1.2 million shares to 1.6 million shares. This action was ratified by the

Company’s shareholders at their annual meeting held on November 3, 2004. The full Board of Directors currently serves as the Stock Option Committee for the purpose of administering the plan. No stock options were granted to the Company’s executive officers during 2005. The company has no other plan for the issuance of equity awards to employees or officers.

As of December 31, 2006, Mr. Chatterjee held the following options:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Date of Grant to Chinmay Chatterjee	Number of Shares Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
December 16, 2002	120,000	30,000	$0.20	December 16, 2007
March 19, 2004	165,000	35,000	$1.10	March 19, 2009
July 1, 2006	83,333	83,333	$0.30	July 1, 2011

Mr. Chatterjee did not receive any stock awards from the Company in 2005 or 2006.

Compensation of Directors

During 2006, the Company’s directors received the following compensation:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Chinmay Chatterjee	$0	$0	$0	$0	$0	$0	$0
Nilu Chatterjee	$0	$0	$0	$0	$0	$0	$0
Edward Furtado	$0	$0	$0	$0	$0	$0	$0
Sally Johnson-Chin	$0	$ 7,000	$0	$0	$0	$0	$7,000
David Smith	$0	$50,000	$0	$0	$0	$0	$50,000
Ken Wlosek	$0	$ 1,000	$0	$0	$0	$0	$ 1,000

In 2006, three of our directors were employees of the Company, and received no separate compensation for serving as directors.

David Smith, Sally Johnson-Chin and Ken Wlosek are the directors who are not employees of the Company. The Company compensates Mr. Smith at the annual rate of $25,000, provided that he attends 90% of the Board’s meeting. In May 2006, we issued 104,167 shares of common stock to Mr. Smith as compensation for his services rendered as a director in 2005, based upon a 2005 year-end market price of our common stock of $0.24 per share. The total value of the shares so issued was $25,000. For his additional time devoted to our activities in 2006, we decided to issue to Mr Smith in 2006, shares having a market value of $50,000 for his service as a board member. One-half of this compensation will be paid in shares issued at $0.27 per shares (the average closing price during the month of December), and the other half will be paid in shares issued at $0.18 per share, the closing price in December 29, 2006. The total number of shares to be so issued to Mr. Smith will be 231,482.

Ms. Johnson-Chin performs services for the Company both as a director and as a consultant. Her consulting contract calls for her to provide financial and accounting consulting services in connection with the strategic and financial planning of the Company. Her time commitment for consulting services is limited to 10 hours per week. During 2006, Ms. Johnson-Chin accrued directors fees at the rate of $500 per meeting, and consulting fees at the rate of $500 per month, in each case payable in common stock valued at the end of the month during which the services were rendered. In total, the Company has accrued an obligation to issue Ms. Johnson-Chin 32,191 shares of common stock for her services rendered during 2006. On July 1, 2006, another 30,000 shares of her December 22, 2003 warrant vested.

Mr. Wlosek, who joined the board on May 30, 2006, is compensated at the rate of $500 per meeting that he attends, payable in common stock valued at the end of the month during which the meeting in question occurred. In total, the Company has accrued an obligation to issue Mr. Wlosek 3,519 shares of common stock for his services as a director rendered during 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our equity securities as of January 3, 2007 by:

•	each security holder known by us to be the beneficial owner of more than 5% of our outstanding securities;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

Except as otherwise indicated, to our knowledge, all persons listed below have sole voting power and investment power and record and beneficial ownership of their shares, except to the extent that authority is shared by spouses under applicable law.

The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person (and/or pursuant to proxies held by that person) that were exercisable on January 3, 2007 or would become exercisable within 60 days following that date are considered outstanding. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 40,418,287 shares of common stock outstanding as of January 3, 2007. As of January 3, 2007, there were 497 holders of record of our common stock (including holders of our options and warrants).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Chinmay Chatterjee	3,763,333[1]	9.3%
David H. Smith II	7,820,035[2]	19.4%
Nilu P. Chatterjee	1,466,333[3]	3.6%
Edward Furtado	1,353,333[4]	3.4%
Sally Johnson-Chin	962,999[5]	2.4%
Ken Wlosek	100,000[6]	0.4%
All directors and Officers as a group	12,366,66[7]	38.4%

1 Includes 403,333 shares subject to stock options exercisable within 60 days.

2 Includes (a) 1,208,333 shares subject to stock purchase warrants owned directly that can be exercised within 60 days; (b) 1,656,667 shares owned by entities controlled by Mr. Smith; and (c) 483,333 shares subject to stock purchase warrants owned by entities controlled by Mr. Smith that can be exercised within 60 days. An additional 255,000 shares are owned by Mr. Smith’s family members or trusts established for their benefit, and an additional 50,000 shares are subject to stock purchase warrants owned by those trusts and family members. Mr. Smith disclaims beneficial ownership of the shares and warrants identified in the last sentence.

3 Includes 376,333 shares subject to stock options exercisable within 60 days.

4 Includes 233,333 shares subject to stock options exercisable within 60 days.

5 Includes 395,000 shares subject to stock warrants that can be exercised within 60 days. Excludes 32,191 shares of common stock that the Company is required to issue as compensation for services rendered during 2006.

6 Excludes 3,519 shares of common stock that the Company is required to issue as compensation for services rendered during 2006..

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

David Smith has served on our board of directors since March 2004. He receives annual compensation for his services as a director in the form of common stock having a value or $25,000, provided that he attends 90% of the board’s meetings during each 12-month period during which he serves as a director. Pursuant to this arrangement, in March 2005, we issued 14,368 shares of stock valued at $1.74 to Mr. Smith as a fee for his first full year of service as a director. In May 2006, we issued Mr. Smith 104,167 shares of common stock valued at $0.24 per share. The value of these shares was $25,000 in each case.

In November 2005, Chinmay Chatterjee, our CEO, lent the Company $55,0000. This loan bears interest at the rate of 9.99%. At December 31, 2006, the balance on the loan was $24,601.

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

Item 13. Exhibits.

INDEX TO AND DESCRIPTION OF EXHIBITS

The following documents are filed as exhibits to this Form 10-KSB:

Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Integrated Pharmaceuticals, Inc. (1)

3.2	Amended and Restated Bylaws of Integrated Pharmaceuticals, Inc. (2)

4.1	Specimen Certificate for Integrated Pharmaceuticals, Inc. Common Stock, par value $.01 per share (2)

4.2	Form of Common Stock Purchase Warrant (2)

10.1	Amended and Restated Patent License Agreement with NEC Partners (2)

10.2	Lease Agreement with Chantilas Properties, LLC and Advanced Process Technologies, Inc. (2)

10.3	Assignment and Assumption of Lease(2)

10.4	Consulting and Warrant Agreements with James Czirr (2)

10.5	2002 Stock Plan (2)

10.6	Registration Rights Agreement(2)

10.7	Letter dated May 5, 2005 amending the Patent License Agreement with NEC Partners (3)

10.8	Letter dated October 13, 2005 amending the Patent License Agreement with NEC Partners (4)

10.9	Investment Agreement between the Company and Dutchess Private Equities Fund, LP dated December 22, 2006 (5)

10.10	Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP dated December 22, 2006 (5)

10.11	Placement Agent Agreement among the Company, US Euro Securities Inc. and Dutchess Private Equities Fund, LP dated December 22, 2006 (5)

14	Financial Code of Ethics (6)

21	Subsidiaries of Integrated Pharmaceuticals (6)

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

(5) Previously filed and incorporated by reference to the Company’s Registration Statement on Form SB-2 with the Securities Exchange Commission on January 26, 2007.

(6) Previously filed and incorporated by reference to the Company’s Form 10-KSB filed with the Securities Exchange Commission on September 29, 2005.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the years 2005 and 2006, the Company’s principal accounting firm was Williams & Webster, PC, of Spokane, Washington. During those years, Williams & Webster PC billed the Company $60,023.45 and $60,599, respectively, for the audit of the Company’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory services for those years.

Audit-Related Fees

During the years 2005 and 2006, Williams & Webster did not perform assurance and related services for the Company that were related to the performance of the audit or review of the Company’s financial statements and are not described in the previous paragraph, and did not bill the Company for any such services.

Tax Fees

During the years 2005 and 2006, Williams & Webster did not perform tax compliance or tax planning services for the Company, and did not provide tax advice, nor did Williams & Webster bill the Company for such services.

INDEX TO FINANCIAL STATEMENTS.

The financial statements filed as part of this Form 10-KSB are indexed below and are included at pages F-1 through F-22, which appear at the end of this Form 10-KSB.

Integrated Pharmaceuticals, Inc.
Fitchburg, MA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Integrated Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Pharmaceuticals, Inc. as of December 31, 2006 and 2005 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 26, 2007

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash	$872,182	$182,582
Accounts Receivable	686	20,173
Inventory	118,068	123,144
Prepaid expenses	47,128	58,220
Total Current Assets	1,038,064	384,119

PROPERTY AND EQUIPMENT, net	1,279,401	1,745,371

OTHER ASSETS
Investments	3,590	980
Deposits	—	763
Patent Costs, net of amortization	107,800	57,796
Total Other Assets	111,390	59,539

TOTAL ASSETS	$2,428,855	$2,189,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$218,754	$179,662
Accrued expenses	162,039	176,118
Related party short-term debt	24,061	52,815
Capital leases payable - current portion	—	195
Total Current Liabilities	404,854	408,790

Total Liabilities	404,854	408,790

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares
authorized; 40,024,316 and 18,632,626 shares
issued and outstanding, respectively	400,243	186,326
Additional paid-in capital	16,728,424	14,560,488
Other comprehensive income (loss)	1,570	(1,040)
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(14,611,612)	(12,470,911)

Total Stockholders’ Equity	2,024,001	1,780,239

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,428,855	$2,189,029

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			February 1, 2003
			(inception of
	Year Ended	Year Ended	development stage)
	December 31, 2006	December 31, 2005	to December 31, 2006

REVENUES	$60,658	$77,341	$137,999

COST OF GOODS SOLD
Materials and supplies	56,101	44,978	101,079
Total Cost of Goods Sold	56,101	44,978	101,079

GROSS PROFIT	4,557	32,363	36,920

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	261,404	259,050	785,170
Research and development and QA	210,703	276,341	959,797
Marketing	58,297	211,680	629,634
Legal and professional fees	259,475	255,301	1,238,253
Consulting	100,090	556,600	3,134,089
Idle facility expense	586,180	1,021,292	2,015,362
Occupancy	104,279	258,684	1,130,396
Labor and benefits	97,946	250,031	851,968
Services paid by stock options	236,144	584,364	1,491,573
Office supplies and expenses	22,768	38,999	186,116
Travel	9,574	27,568	180,377
Other general and administrative expenses	189,677	147,413	625,179
Total General and Administrative Expenses	2,136,537	3,887,323	13,227,914

OPERATING INCOME (LOSS)	(2,131,980)	(3,854,960)	(13,190,994)

OTHER INCOME AND (EXPENSES)
Interest income	81	1,286	10,279
Interest expense	(8,802)	(1,544)	(1,425,337)
Other income (expense)	—	—	(5,560)
Total Other Income and Expenses	(8,721)	(258)	(1,420,618)

LOSS BEFORE TAXES	(2,140,701)	(3,855,218)	(14,611,612)

INCOME TAXES	—	—	—

NET LOSS	(2,140,701)	(3,855,218)	(14,611,612)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of investments	2,610	(1,020)	1,570

COMPREHENSIVE LOSS	$(2,138,091)	$(3,856,238)	$(14,610,042)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.09)	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,960,705	17,145,176

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Accumulated	Accumulated
	Common Stock		Additional		Deficit Prior to	Deficit During	Other
	Number of Shares	Amount	Paid-in Capital	Discount on Common Stock	Development Stage	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2002	7,646,250	$76,463	$173,059	$(240,000)	$(417,775)	$—	$—	$(408,253)

Stock issued at an average price of $1.01 per share as an incentive for notes payable	516,250	5,162	514,425	—	—	—	—	519,587

Stock issued at an average price of $0.50 per share in exchange for services and asset purchases	160,719	1,607	77,918	—	—	—	—	79,525

Stock issued at an average price of $1.00 per share in exchange for rent expense	35,240	352	59,014	—	—	—	—	59,366

Value of options vested during the period	—	—	12,520	—	—	—	—	12,520

Warrants issued as incentive for notes payable	—	—	328,100	—	—	—	—	328,100

Warrants issued for services	—	—	180,040	—	—	—	—	180,040

Payment of accounts payable by shareholder	—	—	27,767	—	—	—	—	27,767

Close discount on common stock to additional paid-in capital	—	—	(240,000)	240,000	—	—	—	—

Unrealized loss on market value of investment	—	—	—	—	—	—	(100)	(100)

Net loss for the year ended December 31, 2003	—	—	—	—	(76,849)	(1,123,977)	—	(1,200,826)

Balance, December 31, 2003	8,358,459	$83,584	$1,132,843	$—	$(494,624)	$(1,123,977)	$(100)	$(402,274)

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated	Accumulated	Accumulated
	Common Stock		Additional	Deficit Prior to	Deficit During	Other
	Number		Paid-in	Development	Development	Comprehensive
	of Shares	Amount	Capital	Stage	Stage	Loss	Total

Balance, December 31, 2003	8,358,459	$83,584	$1,132,843	$(494,624)	$(1,123,977)	$(100)	$(402,274)

Stock and warrants issued as incentive for notes payable	194,950	1,950	387,951	—	—	—	389,901

Value of warrants vested during the period	—	—	1,616,673	—	—	—	1,616,673

Value of options vested during the period	—	—	658,545	—	—	—	658,545

Stock issued at an average of $2.63 per share in exchange for legal services.	84,701	847	221,662	—	—	—	222,509

Stock issued at an average of $2.14 per share in exchange for services.	292,083	2,921	622,391	—	—	—	625,312

Stock issued at an average price of $2.78 per share in exchange for rent expense	132,610	1,326	367,967	—	—	—	369,293

Stock issued for purchase of assets at $1.88 per share	9,974	100	18,639	—	—	—	18,739

Stock and warrants issued for cash at an average price of $0.95 per unit, less expenses of $126,000	5,896,000	58,960	5,536,040	—	—	—	5,595,000

Stock and warrants issued for convertible debt plus interest at prices ranging from $0.75 to $1.25 per unit	1,434,723	14,347	1,598,729	—	—	—	1,613,076

Stock issued for securities at $1.00 per share	25,000	250	24,750	—	—	—	25,000

Stock issued for cash at $2.47 per share	15,000	150	36,900	—	—	—	37,050

Unrealized gain on market value of investment	—	—	—	—	—	80	80

Net loss for the year ended December 31, 2004	—	—	—	—	(7,491,716)	—	(7,491,716)

Balance, December 31, 2004	16,443,500	$164,435	$12,223,090	$(494,624)	$(8,615,693)	$(20)	$3,277,188

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated	Accumulated	Accumulated
	Common Stock		Additional	Deficit Prior to	Deficit During	Other
	Number		Paid-in	Development	Development	Comprehensive
	of Shares	Amount	Capital	Stage	Stage	Loss	Total

Balance, December 31, 2004	16,443,500	$164,435	$12,223,090	$(494,624)	$(8,615,693)	$(20)	$3,277,188

Stock issued at an average of $1.19 per share in exchange for legal services.	46,337	463	54,862	—	—	—	55,325

Stock issued at an average price of $1.26 per share in exchange for rent expense	129,254	1,293	161,627	—	—	—	162,920

Stock issues at an average of $1.74 per share in exchange for consulting/BOD services.	14,368	144	24,856	—	—	—	25,000

Value of warrants vested during the period	—	—	530,325	—	—	—	530,325

Value of options vested during the period	—	—	584,364	—	—	—	584,364

Exercise of Options by Consultant at $.18 per share.	6,000	60	1,020	—	—	—	1,080

Stock and Warrants issued for Private Placement, net of finder’s fees.	1,998,167	19,981	980,344	—	—	—	1,000,325

Adjustment to actual for shares of common stock.	(5,000)	(50)	—	—	—	—	(50)

Unrealized gain on market value of investment	—	—	—	—	—	(1,020)	(1,020)

Net loss for the year ended December 31, 2005	—	—	—	—	(3,855,218)	—	(3,855,218)

Balance, December 31, 2005	18,632,626	$186,326	$14,560,488	$(494,624)	$(12,470,911)	$(1,040)	$1,780,239

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated	Accumulated	Accumulated
	Common Stock		Additional	Deficit Prior to	Deficit During	Other
	Number		Paid-in	Development	Development	Comprehensive
	of Shares	Amount	Capital	Stage	Stage	Loss	Total

Balance, December 31, 2005	18,632,626	$186,326	$14,560,488	$(494,624)	$(12,470,911)	$(1,040)	$1,780,239

Stock issued at an average of $0.22 per share in exchange for legal services	137,725	1,377	29,541	—	—	—	30,918

Stock issued at an average price of $0.24 per share in exchange for rent expense	128,796	1,288	30,023	—	—	—	31,311

Value of warrants vested during the period	—	—	140,715	—	—	—	140,715

Value of options vested during the period	—	—	236,144	—	—	—	236,144

Stock issued for accrued expenses	204,167	2,042	97,958	—	—	—	100,000

Stock and warrants issued for private placement	20,921,002	209,210	1,596,055	—	—	—	1,805,265

Options issued to employee for services	—	—	37,500	—	—	—	37,500

Unrealized gain on market value of investment	—	—	—	—	—	2,610	2,610

Net loss for the Period ended December 31, 2006	—	—	—	—	(2,140,701)	—	(2,140,701)

Balance, December 31, 2006	40,024,316	$400,243	$16,728,424	$(494,624)	$(14,611,612)	$1,570	$2,024,001

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Year Ended	Year Ended	development stage)
	December 31, 2006	December 31, 2005	to December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,140,701)	$(3,855,218)	$(14,587,487)
Adjustments to reconcile net income (loss) to net cash flows provided (used) by operating activities:
Depreciation	543,611	535,378	1,343,665
Loss on disposition of assets	—	—	7,024
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	31,311	162,920	598,764
Stock and options issued for services	168,418	80,275	1,176,039
Stock issued for assets and securities	—	—	43,739
Stock options and warrants vested	376,859	1,114,689	3,766,766
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	—	253,753
Noncash recovery of other income	—	—	(1,850)
Changes in assets and liabilities:
Receivables	19,487	(20,173)	15,398
Inventory	5,076	(39,586)	(118,068)
Prepaid expenses	11,092	(15,677)	100,432
Other assets	763	—	6,370
Accounts payable	39,092	(89,368)	120,207
Accrued expenses	(14,079)	61,409	(20,944)
Net cash used by operating activities	(959,071)	(2,065,351)	(6,071,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(69,441)	(199,326)	(2,743,539)
Increase in patents	(58,204)	(64,218)	(122,422)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(127,645)	(263,544)	(2,680,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	1,805,265	1,000,325	8,437,640
Payments on capital leases	(195)	(4,451)	(9,563)
Payments on related party loans	(28,754)	52,815	(32,640)
Proceeds from exercise of options	—	1,080	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	1,776,316	1,049,769	9,336,417

Net increase in cash	689,600	(1,279,126)	584,230

Cash, beginning of period	182,582	1,461,708	287,952

Cash, end of period	$872,182	$182,582	$872,182

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$8,802	$—	$33,802

NON-CASH INVESTING AND FINANCING:
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

The company has raised additional capital through private placements in 2005 and 2006 to continue its operation. Management plans to use the majority of the proceeds from the financing to implement its business plan. As a result of the proceeds received management has determined that it can continue as a going concern for at least the next twelve months.

At December 31, 2006, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

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

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Advertising and Marketing
Advertising and marketing costs are charged to operations in the year incurred. The Company’s advertising and marketing expenses for the years ended December 31, 2006 and 2005 were $58,297 and $211,680, respectively.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. At December 31, 2006 and 2005, the Company determined that an allowance for doubtful accounts was not necessary. The Company’s policy is not to accrue interest on trade receivables.

Basic and Diluted Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net income (loss) adjusted for interest expense on convertible debt by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants, and convertible debt. Diluted net loss per share is the same as basic net loss per share at December 31, 2006 and 2005 as inclusion of the common stock equivalents would be antidilutive. The Company has a total of, 13,739,367 and 6,602,401 shares at December 31, 2006 and 2005 respectively, that would be issued if all options and warrants were exercised.

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

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, prepaid expenses, payables and accrued expenses and short-term borrowings. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

Idle Facility Costs
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,”

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company had previously adopted this statement for its year ended December 31, 2004. For the years ended December 31, 2006 and 2005, the Company has recorded $586,180 and $1,021,292 respectively, as idle facility expense.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods. Inventories are stated at the lower of cost or market. Cost has been determined by using the first-in, first-out method. As of December 31, 2006, the Company’s raw material, work in process, and finished goods inventories totaled $62,548, $11,553, and $43,967, respectively. As of December 31, 2005, the Company’s raw material, work in process, and finished goods inventories totaled $58,360, $4,839, and $59,945, respectively.

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

Patents
Filed patents are recorded at cost and amortized using the straight-line method over estimated useful lives of ten years. See Note 12.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

based on the estimated fair value of the award and recognizes that cost over the service period. See Note 7.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5.

Revenue Recognition
Revenues and costs of revenues for services are recognized when the contract services are furnished or delivered. As the Company begins production and shipment of its products, revenue is recognized when there is credible evidence that an arrangement exists with the purchaser, the price is fixed and determinable, and collectibility of the charges is reasonably assured. Products are shipped FOB and title passes upon shipment.

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

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156. This statement addresses accounting for servicing of financial assets - an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement should be adopted by an entity, as of the beginning of its first fiscal year that begins after September 15, 2006. At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered transfers and servicing of financial assets and extinguishments of liabilities. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155. This statement addresses accounting for certain hybrid financial instruments. It is an amendment of FASB Statements No. 133 Accounting for Derivative Instruments and Hedging Activities, and 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is intended to address what had been characterized as a temporary exemption from the application of the bifurcation requirements of Statement 133 to beneficial interests in securitized financial assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. At December 31, 2006 and 2005,

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities, nor transfers and servicing of financial assets and extinguishments of liabilities. Management believes the adoption of this statement will have no immediate impact on the financial statements of the Company.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154. This statement addresses accounting changes and error corrections. It is a replacement of APB Opinion No. 20 and FASB Statement No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. There has been no impact on the Company’s financial statements from adopting this standard.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2006 and 2005:

	2006	2005
Equipment	$1,800,255	$1,730,815
Furniture and fixtures	120,114	120,114
Leasehold improvements	826,511	826,511
	2,746,880	2,677,440
Less: Accumulated depreciation	(1,467,479)	(932,069)
Total	$1,279,401	$1,745,371

Depreciation and amortization expense for the year ended December 31, 2006 was $543,611 (of which $282,207 is included in “idle facility expense”) and for the year ended December 31, 2005 was $528,956 (of which $276,328 is included in “idle facility expense”). The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 - CAPITAL LEASES

During the year ended December 31, 2001, the Company entered into a capital lease contract for equipment valued at a total of $7,730. The contract calls for monthly payments of $240, plus taxes for four years. The equipment is included in property and equipment of the Company, and is being depreciated over five years.

During the year ended December 31, 2002, the Company entered into a capital lease contract for equipment valued at $7,278. The contract is for three years with monthly payments of $280, plus taxes. This equipment is included in property and equipment of the Company, and is being depreciated over five years. This lease was paid off during the year ended December 31, 2006.

NOTE 5 - INCOME TAXES

The following is a reconciliation of income tax computed at statutory rates to the provision for taxes:
	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Federal tax (benefit)	$(4,194,500)	(34.0)%	$(3,470,400)	(34.0)%
State tax (benefit)	(1,075,400)	(9.5)%	(902,800)	(9.5)%
Expenses not deductible for income tax purposes:
Other	371,800	3.0%	936,000	0.4%
Deferred tax asset	4,898,100	40.0%	3,437,200	43.1%
	$—	—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the cumulative deferred tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Net operating losses (cumulative)	$12,336,700	$10,201,000
Tax depreciation in excess of book	—	—
Net operating loss carryforwards	$12,336,700	$10,201,000

Deferred tax asset	$4,194,500	$3,470,000
Deferred tax valuation allowance	$(4,194,500)	$(3,470,000)

At December 31, 2006 and 2005, the Company has federal net operating loss carry forwards of approximately $12,336,700 and $10,201,000, respectively, which expire in the years 2015

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

through 2021, and state net operating loss carry forwards of approximately $11,320,000 at December 31, 2006, which expire in the years 2007 through 2011. The change in the allowance account from December 31, 2005 to December 31, 2006 was $724,500.

NOTE 6 - CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation. The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock. As of December 31, 2006, the Company has not issued any preferred stock.

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

In January 2006 the Company sold 400,000 units for $0.25 per unit, with each unit consisting of one share of common stock and 80% of a warrant to purchase an additional share of common stock, raising $100,000. The exercise price of the warrants is $0.90, and they expire on June 30, 2008. This financing was a continuation of the financing that occurred in the fourth quarter of 2005.

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

In second quarter 2006, the Company completed a private placement offering of its common stock to accredited investors. During this first round of investment, the Company sold 3,425,000 units for $0.20 per unit with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $685,000. The exercise price of the warrants is $0.45 per share, and they expire on June 30, 2008.

In December 2006, during the second round of investment, the Company sold 17,096,002 units for $0.06 per unit, with each unit consisting of one share of common stock and 50% of a warrant to purchase an additional share of common stock, raising $1,020,265. The exercise price of the warrants is $0.35, and they expire on June 30, 2008.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent was paid with one share of common stock for each $1.00 of rent, through the month ended October 31, 2005. Beginning with the month ended November 30, 2005 the base rent was paid with $3,500 in cash, and one share of common stock for each $1.00 of remaining rent. A total of 128,796 shares, valued at approximately $31,311, were issued during the year ended December 31, 2006 for payment of rent. Additionally, the Company issued 137,725 shares of common stock at an average price of $0.22 per share for $30,918 in services. A total of 129,254 shares, valued at approximately $162,920, were issued during the year ended December 31, 2005 for payment of rent. Additionally, the Company issued 60,705 shares of common stock at an average price of $1.32 per share in exchange for services.

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

NOTE 7 - STOCK OPTIONS

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

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

During the year ended December 31, 2006, the Company granted stock options to purchase a total of 250,000 shares of common stock to its employees. The options are exercisable at $0.27 per share, and vested on the grant date. The average fair value of the options of $0.15 each was estimated using the Black Scholes Option model. The following assumptions were made to value the stock options: risk free interest rate of 4%; expected life of 5 years; and expected volatility of 62% with no dividends expected to be paid.

The following is a summary of the Company’s equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	1,275,000	$0.55	440,000

Total	1,275,000		440,000

(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the years ended December 31, 2006 and 2005:
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	1,283,000	$0.96
Granted	2,000	0.65
Exercised	(6,000)	0.18
Forfeited	(119,000)
Outstanding at December 31, 2005	1,160,000	0.60
Granted	250,000	0.27
Exercised	—	—
Forfeited	(135,000)	(0.50)
Options outstanding at December 31, 2006	1,275,000	$0.55
Options exercisable at December 31, 2006	1,112,399	$0.56
Weighted average fair value of options granted in 2006		$0.15
Value of unvested options at December 31, 2006	$104,680

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

Summarized information about stock options outstanding and exercisable at December 31, 2006 is as follows:

	Outstanding Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.18 - $3.05	1,275,000	3.02	$ 0.55

	Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$0.18 - $3.05	1,112,399	3.08	$ 0.56

NOTE 8 - COMMON STOCK WARRANTS

During 2003, the Company issued warrants to purchase 750,000 common shares at an exercise price of $2.50 in connection with the issuance of convertible debt. These warrants expired on December 31, 2006.

Also during 2003, the Company issued a total of 200,000 warrants to consultants for services. These warrants were exercisable at $2.50 per share and expired on December 31, 2006.

Warrants to purchase 2,948,000 common shares at an exercise price of $2.50 were issued in connection with the sale of common shares during 2004. These warrants expired on December 31, 2006.

The fair value of the warrants was estimated using the Black Scholes Option model. The following assumptions were made to value the warrants: risk free interest rate of 5%, lives of 3 to 4 years; and expected volatility of 110%.

At December 31, 2006 and December 31, 2005, there were outstanding warrants to purchase 12,306,968 and 6,070,401 shares respectively, of the Company’s common stock, at prices ranging from $0.35 to $0.90 per share. The warrants vest at various rates ranging up to 4 years and expire at various dates through 2014.

NOTE 9 - RELATED PARTY TRANSACTIONS

Loans Payable
Periodically, the Company received funds from officers in the form of loans. On November 7, 2005, the company received one such loan. The loan accrues interest at 9.99% per annum. During 2006, the Company made monthly payments of $3,000 including interest. At December 31, 2006, the balance of this loan was $24,601. At December 31, 2005 the Company had made one monthly payment of $3,000 plus interest on the loan. Interest expense for the years ended December 31, 2006 and 2005 amounted to $4,247 and $815, respectively.

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

NOTE 10 - CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank. These funds are insured to a maximum of $100,000. At December 31, 2006, approximately $864,148 was at risk.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On October 13, 2005 this agreement was amended. The related party agreed to waive any royalties until the Company reaches annual sales of $5,000,000. In addition, the related party will waive any royalties if the products produced by the licenses technology don’t make a profit of more than 12.5% before payment of income taxes (EBITA). No royalties were paid or payable during the years ended December 31, 2006 or 2005.

Building Lease in Fitchburg
In September 2003, the Company signed a five-year lease agreement for a commercial real estate property in Fitchburg, Massachusetts. The base rent, which for the first year was $10,843 per month, may be paid with one share of common stock for each $1.00 of rent. The Company has the option to purchase this property in September 2006 and is obligated to do so by September 2008. If the Company has not purchased the property by September 2006, then the rent becomes payable 50% in cash and 50% in stock. During 2006, the Company did not purchase the building. The Company is presently paying their monthly lease payments 50% in stock and 50% in cash.

Total rental expense, including common area charges, for the years ended December 31, 2006 and 2005 was approximately $45,300 and $169,920, respectively, of which $15,100 and $113,280 is included in “idle facility expense” at December 31, 2006 and 2005, respectively.

NOTE 12 - PATENTS

Patents are stated at cost. In the year 2006 the company has filed one provisional application and three non-provisional applications. Amortization is provided using the straight-line method over the estimated useful lives of 10 years. Amortization expense for the years ended December 31,

INTEGRATED PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

2006 and 2005 was $8,200 and $6,422, respectively, and is included in depreciation and amortization expense in the accompanying financial statements.

NOTE 13 - SUBSEQUENT EVENTS

Filing of patents
Subsequent to December 31, 2006, the company has filed additional one non-provisional patent related to its business activities. The company strongly believes this patent once issued will increase the value of the Company’s IP portfolio.

Raising of funds

Subsequent to December 31, 2006, the company has raised $24,500 from various individual accredited investors. These investors purchased restricted shares of the Company’s common stock at $0.06 a share. For every two shares purchased, the investor received one warrant to purchase one share of the Company’s common stock at $0.35 valid until the end of June 2008.

Financing

Subsequent to December 31, 2006 the Company has signed $10 million equity line financing definitive agreement with an equity financing organization. As per the equity line financing agreement the company has filed SB-2 registration form with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

INTEGRATED PHARMACEUTICALS, INC.

Date:	March 30, 2007	By:	/s/ Chinmay Chatterjee
Chinmay Chatterjee,
Chief Executive Officer, President and Director

Date:	March 30, 2007	By:	/s/ Nilu P. Chatterjee
Nilu P. Chatterjee,
Vice President, Treasurer and Director

Date:	March 30, 2007	By:	/s/ Edward Furtado
Edward Furtado,
Vice President and Director

Date:	March 30, 2007	By:	/s/ Sally Johnson-Chin
Sally Johnson-Chin
Director

Date:	March 30, 2007	By:	/s/ David H. Smith II
David H. Smith II,
Director

Date:		By:
Ken Wlosek,
Director