Form 10QSB
period 2007-03-31
INTEGRATED PHARMACEUTICALS INC
filed 2007-05-22
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	RANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to________________

Commission file number            000-50960

Integrated Pharmaceuticals, Inc.
(Exact name of small business issuer in its charter)

Idaho	04-3413196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of March 30, 2007 the Issuer had 40,754,770 shares of common stock outstanding.

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

PART I

ITEM 1.                      Financial Statements

Integrate Pharmaceuticals Inc.
Financial Statements
For The Quarter Ended March 31, 2007
(Unaudited)

CONTENTS

PAGE

3	Balance Sheets As At March 31, 2007 And December 31, 2006

4	Statements Of Operations And Income For The Three Months Ended March 31, 2007 and March 31, 2006

5	Statements Of Cash Flows For The Three Months Ended March 31, 2007 and March 31, 2006

7 - 31	Notes To Financial Statements – March 31, 2007

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,
	2007	December 31,
	(unaudited)	2006
ASSETS
CURRENT ASSETS
Cash	$509,688	$872,182
Accounts receivable	686	686
Inventory	119,709	118,068
Prepaid expenses	14,959	47,128
Total Current Assets	645,042	1,038,064

PROPERTY AND EQUIPMENT, net	1,144,474	1,279,401

OTHER ASSETS
Investments	2,720	3,590
Patents, net of amortization	107,554	107,800
Total Other Assets	110,274	111,390

TOTAL ASSETS	$1,899,790	$2,428,855

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$120,131	$218,754
Accrued expenses	124,604	162,039
Related party short-term debt	12,722	24,061
Total Current Liabilities	257,457	404,854

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares
authorized; 40,560,163 and 40,024,316 shares
issued and outstanding, respectively	405,602	400,243
Additional paid-in capital	16,838,293	16,728,424
Other comprehensive income	700	1,570
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(15,107,638)	(14,611,612)

Total Stockholders' Equity	1,642,333	2,024,001

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,899,790	$2,428,855

The accompanying condensed notes are an integral part of these interim financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			February 1, 2003
			(inception of
	Three Months Ending		development stage)
	March 31, 2007	March 31, 2006	to March 31, 2007
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$46,258	$137,999

COST OF GOODS SOLD
Materials and supplies	—	42,989	101,079
Total Cost of Goods Sold	—	42,989	101,079

GROSS PROFIT	—	3,269	36,920

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	65,844	66,500	851,014
Research and development	55,558	43,010	1,015,355
Marketing	355	2,072	629,989
Legal and professional fees	79,525	46,222	1,317,778
Consulting	59,359	59,359	3,193,448
Idle facility expense	139,884	153,795	2,155,246
Occupancy	30,985	32,936	1,161,381
Labor and benefits	22,575	25,825	874,543
Services paid by stock options	2,850	100,773	1,494,423
Office supplies and expenses	7,255	4,881	193,371
Travel	770	802	181,147
Other general and administrative expenses	29,167	50,622	654,346
Total General and Administrative Expenses	494,127	586,797	13,722,041

OPERATING INCOME (LOSS)	(494,127)	(583,528)	(13,685,121)

OTHER INCOME (EXPENSES)
Interest income	2	73	10,281
Interest expense	(1,901)	(1,568)	(1,427,238)
Other income (expense)	—	—	(5,560)
Total Other Income and Expenses	(1,899)	(1,495)	(1,422,517)

LOSS BEFORE TAXES	(496,026)	(585,023)	(15,107,638)

INCOME TAXES	—	—	—

NET LOSS	(496,026)	(585,023)	(15,107,638)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	(870)	1,550	700

COMPREHENSIVE LOSS	$(496,896)	$(583,473)	$(15,106,938)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	40,523,130	19,343,829

The accompanying condensed notes are an integral part of these interim financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Period Ended	Period Ended	development stage)
	March 31, 2007	March 31, 2006	to March 31, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(496,026)	$(585,023)	$(15,083,513)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation and amortization	137,988	132,915	1,481,653
Loss on disposition of assets	—	—	7,024
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	7,298	8,675	606,062
Stock issued for services	21,221	4,754	1,197,260
Stock issued for assets and securities	—	—	43,739
Stock options and warrants vested	62,209	160,132	3,828,975
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	—	253,753
Noncash recovery of other income	—	—	(1,850)
Changes in assets and liabilities:
Receivables	—	(30,724)	15,398
Inventory	(1,641)	11,996	(119,709)
Prepaid expenses	32,169	26,027	132,601
Other assets	—	763	6,370
Accounts payable	(98,623)	(23,138)	21,584
Accrued expenses	(37,435)	6,054	(58,379)
Net cash used by operating activities	(372,840)	(287,569)	(6,444,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	—	(2,743,539)
Patent costs	(2,815)	(17,237)	(125,237)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(2,815)	(17,237)	(2,683,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	24,500	270,000	8,462,140
Payments on capital leases	—	(195)	(9,563)
Payments on related party loans	(11,339)	(4,595)	(43,979)
Proceeds from exercise of options	—	—	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	13,161	265,210	9,349,578

Net increase (decrease) in cash	(362,494)	(39,596)	221,736

Cash, beginning of period	872,182	182,582	287,952

Cash, end of period	$509,688	$142,986	$509,688

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$33,802

NON-CASH INVESTING AND FINANCING:
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

The accompanying condensed notes are an integral part of these interim financial statements.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 – BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

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

The company has raised additional capital through private placements in 2006 to continue its operations.  Management plans to use the majority of the proceeds from the financing to implement its business plan.  As a result of the proceeds received management has determined that it can continue as a going concern for at least the next twelve months.

At March 31, 2007, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 2 – LIMITED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, and payable.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods.  Inventories are stated at the lower of cost or market.  Cost has been determined by using the first-in first-out method.  As of March 31, 2007, the Company’s raw material, work in process, and finished goods inventories totaled $63,322, $12,419, and $43,967 respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years.  The following is a summary of property, equipment and accumulated depreciation at March 31, 2007 and December 31, 2006:

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

	2007	2006
Equipment	$1,800,255	$1,800,255
Furniture and fixtures	120,114	120,114
Leasehold improvements	826,511	826,511
	2,746,880	2,746,880
Less: Accumulated depreciation	(1,602,406)	(1,467,479)
Total	$1,144,474	$1,279,401

Depreciation and amortization expense for the periods ended March 31, 2007 and December 31, 2006 were $134,927 (of which $72,143 is included in “idle facility expense”), and $535,611 (of which $282,328 is included in “idle facility expense”), respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation.  The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock.  As of March 31, 2007, the Company has not issued any preferred stock.

Common Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation.  The Company is authorized to issue 75,000,000 shares of non-assessable $0.01 par value common stock.  Each share of stock is entitled to one vote at the annual shareholders’ meeting.

In January 2007, the Company sold 408,333 units for $0.06 per unit, raising $24,500.  Each units consists of one share of common stock and 50% of a warrant to purchase an additional share of common stock.  The exercise price of the warrants is $0.35 and they expire on June 30, 2008.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent.  A total of 35,868 shares, valued at approximately $7,298, were issued during the three-month period ended March 31, 2007 for payment of rent.  Additionally, the Company issued 91,646 shares of common stock at an average price of $.23 per share in exchange for services valued at $21,221.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

NOTE 5 – COMMON STOCK OPTIONS AND WARRANTS

2002 Stock Plan
During the three months ended March 31, 2007, the Company recorded an expense of approximately $2,850 for vested options.

The following is a summary of the Company's equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	1,025,000	$ 0.62	575,000

Total	1,025,000		575,000

(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the periods ended December 31, 2006 and March 31, 2007.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,160,000	$0.60
Granted	250,000	.27
Exercised	—	—
Forfeited	(135,000)	(0.50)
Outstanding at December 31, 2006	1,275,000	0.55
Granted	—	—
Exercised	—	—
Rescinded	—	—
Options outstanding at March 31, 2007	1,275,000	$0.55

Options exercisable at March 31, 2007	877,400	$0.67
Weighted average fair value of options granted in 2007		—

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2007

Warrants
At March 31, 2007 and December 31, 2006, there were outstanding warrants to purchase 12,556,510 and 12,306,968 shares respectively, of the Company’s common stock, at prices ranging from $.45 to $2.50 per share.  The warrants vest at various rates ranging up to 5 years and expire at various dates through 2014.

NOTE 6 – CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank.  These funds are insured to a maximum of $100,000.  At March 31, 2007, approximately $ 409,352 was at risk.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application.  The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process.  The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002.  In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts.  During the periods ended December 31, 2006 and March 31, 2007, applicable royalties were waived by the patent holder.

NOTE 8 –SUBSEQUENT EVENTS

On April 18, 2007, the Company's registration statement on SEC form SB-2 was declared effective. Thereafter, the Company sold 35,000 shares of its common stock to Dutchess Private Equities Fund Ltd., pursuant to its investment agreement with that fund. The company received $5,411.00, or about $0.155 per share, in connection with this sale.

Item 2           Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the accompanying financial statements and the notes to those financial statements included elsewhere in this Form 10-QSB. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-QSB.

Our cash position of $509,688 as of March 31, 2007 compares favorably to our cash of $142,986 as of March 31, 2006. The increase is attributable to the sales of common stock that occurred later in 2006. We had no operating revenue during the 1st quarter 2007, as compared to $46,258 of revenue during the 1st quarter 2006.

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

Over the next nine months we hope to establish our water bottling plant in our Fitchburg facility and continue to sell our proprietary products for calcium supplements.

Financial Condition.

We raised approximately $1,050,260 in a private placement of our common stock in December 2006.  Our cash position at March 31, 2007 was $509,688.  We have reduced our operating loss from $583,528 in the first quarter of 2006 to $494,127 for the first quarter of 2007.  We anticipate that we will require additional funds in 2007 in order to install, qualify the facility for bottling operation, start the production, shipment of samples, create marketing materials, advertise, market and distribute our bottled water products in 2007 and 2008.  In the first quarter of 2007, we filed a registration statement on SEC form SB-2, as we agreed to do in our financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”).  Other than our arrangement with Dutchess, we have no commitments from financial sources for this additional capital.

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

Our capital needs for 2007 will depend upon the amount and mix of purchase orders that we receive (assuming that we receive such orders at all).  We hope to be able to contain the capital expenditures necessary to launch our bottled water product by utilizing the production capacity of the equipment that we already have in place.  If the orders that we receive are for substantially greater volumes than we expect, it is possible we will need to install additional equipment to fill those orders, which would require additional capital.

There are no significant elements of income or loss that do not arise from our operations.  At the moment, there do not appear to be seasonal aspects to our business.

Material Commitments for Capital Expenditures. We have ordered bottling equipment for which we have been invoiced $35,000. We expect to spend an additonal $90,000 on additional equipment to our Fitchburg facility for water bottling purposes.

Trends and Seasonality. We are not aware of any trends that are likely to have a material impact on our liquidity, or on our net sales or revenues or income from continuing operations. We are not aware of any seasonality in our business.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

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

PART II.  – OTHER INFORMATION

Item 1.          Legal Proceedings.

The Company is not a party to any pending legal proceedings, nor is its property the subject of any pending legal proceeding.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in any unregistered sales of equity securities during the three-month period ended March 31, 2007.  Subsequent to that period, we sold 35,000 shares of our common stock to Dutchess for $5,411.  We have used those funds for our general corporate purposes.

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

Date:  May 21, 2007