Form 10QSB
period 2007-06-30
INTEGRATED PHARMACEUTICALS INC
filed 2007-08-14
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of July 23, 2007 the Issuer had 40,975,328 shares of common stock outstanding.

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

PART I

ITEM 1.                      Financial Statements

Integrated Pharmaceuticals Inc.
Financial Statements
For The Quarter Ended June 30, 2007
(Unaudited)

CONTENTS

PAGE

3	Balance Sheets As At June 30, 2007 And December 31, 2006

4	Statements Of Operations And Income For The Three Months Ended June 30, 2007 and June 30, 2006

5	Statements Of Cash Flows For The Three Months Ended June 30, 2007 and June 30, 2006

7- 31	Notes To Financial Statements – June 30, 2007

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	Audited
	2007	December 31,
	(unaudited)	2006

ASSETS
CURRENT ASSETS
Cash	$267,674	$872,182
Accounts receivable	686	686
Inventory	113,126	118,068
Prepaid expenses	27,779	47,128
Total Current Assets	409,265	1,038,064

PROPERTY AND EQUIPMENT, net	1,025,416	1,279,401

OTHER ASSETS
Investments	3,810	3,590
Deposits	—	—
Patents, net of amortization	106,683	107,800
Total Other Assets	110,493	111,390

TOTAL ASSETS	$1,545,174	$2,428,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$194,217	$218,754
Accrued expenses	150,811	162,039
Related party short-term debt		24,061
Capital leases payable - current portion	—	—
Total Current Liabilities	345,028	404,854

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares
authorized; 40,685,800 and 40,024,316 shares
issued and outstanding, respectively	406,858	400,243
Additional paid-in capital	16,857,948	16,728,424
Other comprehensive income (loss)	1,790	1,570
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(15,571,826)	(14,611,612)

Total Stockholders’ Equity	1,200,146	2,024,001

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,545,174	$2,428,855

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					February 1, 2003
	Three Months Ended		Six Months Ended		(inception of
					development stage)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	to June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$8,400	14,400	8,400	$60,658	$146,399

COST OF GOODS SOLD
Materials and supplies	7,680	13,112	7,680	56,101	108,759
Total Cost of Goods Sold	7,680	13,112	7,680	56,101	108,759

GROSS PROFIT	720	1,288	720	4,557	37,640

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	65,844	64,286	131,688	130,786	916,858
Research and development	39,563	43,523	94,151	86,533	1,053,948
Marketing	4,696	6,777	5,051	8,849	634,685
Legal and professional fees	93,788	45,669	173,363	91,891	1,411,616
Consulting	—	14,719	59,359	74,078	3,193,448
Idle facility expense	128,738	131,469	269,046	285,264	2,284,408
Occupancy	22,468	36,274	47,981	69,210	1,178,377
Labor and benefits	75,726	21,843	98,301	47,668	950,269
Services paid by stock options	—	79,875	2,850	180,648	1,494,423
Office supplies and expenses	6,182	5,037	13,394	9,918	199,510
Travel	4,013	2,819	4,784	3,621	185,161
Other general and administrative expenses	23,961	25,453	57,919	76,075	683,098
Total General and Administrative Expenses	464,979	477,744	957,887	1,064,541	14,185,801

OPERATING INCOME (LOSS)	(464,259)	(476,456)	(957,167)	(1,059,984)	(14,148,161)

OTHER INCOME (EXPENSES)
Interest income	2	3	3	76	10,282
Interest expense	(1,148)	(1,469)	(3,050)	(3,037)	(1,428,387)
Other income (expense)	—	—	—	—	(5,560)
Total Other Income and Expenses	(1,146)	(1,466)	(3,047)	(2,961)	(1,423,665)

LOSS BEFORE TAXES	(465,405)	(477,922)	(960,214)	(1,062,945)	(15,571,826)

INCOME TAXES	—	—	—	—	—

NET LOSS	(465,405)	(477,922)	(960,214)	(1,062,945)	(15,571,826)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments		900		2,450	1,570

COMPREHENSIVE LOSS	$(465,405)	(477,022)	(960,214)	$(1,060,495)	$(15,570,256)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	(0.01)	(0.02)	(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	40,235,238	20,231,949	40,150,868	20,231,949

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Period Ended	Period Ended	development stage)
	June 30, 2007	June 30, 2006	to June 30, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(960,214)	$(1,062,945)	$(15,571,826)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation and amortization	270,981	266,240	1,614,646
Loss on disposition of assets	—	—	7,024
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	12,912	17,033	611,676
Stock and options issued for services	30,864	11,954	1,206,903
Stock issued for assets and securities	—	—	43,739
Stock options and warrants vested	62,209	254,726	3,853,100
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	—	253,753
Noncash recovery of other income	—	—	(1,850)
Changes in assets and liabilities:
Receivables	—	(18,912)	15,398
Inventory	4,942	15,439	(113,126)
Prepaid expenses	19,349	24,182	119,781
Other assets	—	763	6,370
Accounts payable	(24,537)	(18,859)	95,670
Accrued expenses	(11,228)	6,313	(32,172)
Net cash used by operating activities	(594,722)	(504,066)	(6,665,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(16,997)	(4,167)	(2,760,536)
Patent costs	1,117	(39,784)	(121,305)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(15,880)	(43,951)	(2,696,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	30,154	785,000	8,467,794
Payments on capital leases	—	(195)	(9,563)
Proceeds from related party loans	(24,061)	(12,434)	(56,701)
Proceeds from exercise of options	—	—	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	6,093	772,371	9,342,510

Net increase in cash	(604,509)	224,354	(20,279)

Cash, beginning of period	872,182	182,582	287,952

Cash, end of period	$267,673	$406,936	$267,673

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$33,802

NON-CASH INVESTING AND FINANCING:
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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

At June 30, 2007, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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

Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, and payable.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods.  Inventories are stated at the lower of cost or market.  Cost has been determined by using the first-in first-out method.  As of June 30, 2007, the Company’s raw material, work in process, and finished goods inventories totaled $63,952, $12,887, and $36,287 respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years.  The following is a summary of property, equipment and accumulated depreciation at June 30, 2007 and December 31, 2006:

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

	2007	2006
Equipment	$1,817,252	$1,800,255
Furniture and fixtures	120,114	120,114
Leasehold improvements	826,511	826,511
	2,763,877	2,746,880
Less: Accumulated depreciation	(1,738,461)	(1,467,479)
Total	$1,025,416	$1,279,401

Depreciation and amortization expense for the periods ended June 30, 2007 and December 31, 2006 were $270,981 (of which $145,414 is included in “idle facility expense”), and $535,411 (of which $282,963 is included in “idle facility expense”), respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent.  A total of 71,736  shares, valued at approximately $12,912 were issued during the six-month period ended June 30, 2007 for payment of rent.  Additionally, the Company issued 146,367 shares of common stock at an average price of $.0.21 per share in exchange for services.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 5 – COMMON STOCK OPTIONS AND WARRANTS

2002 Stock Plan
During the six months ended June 30, 2007, the Company recorded an expense of approximately $2,850 for vested options.

The following is a summary of the Company’s equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	1,025,000	$0.62	575,000

Total	1,025,000		575,000

(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the periods ended December 31, 2006 and June 30, 2007.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,160,000	$ 0.60
Granted	250,000.27
Exercised	—	—
Forfeited	(135,000)	(0.50)
Outstanding at December 31, 2006	1,275,000	0.55
Granted	—	—
Exercised	—	—
Rescinded	—	—
Options outstanding at June 30, 2007	1,275,000	$ 0.55

Options exercisable at June 30, 2007	877,4000	$ 0.67
Weighted average fair value of options granted in 2007		—

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2007

Warrants
At June 30, 2007 and December 31, 2006, there were outstanding warrants to purchase 12,565,885 and 12,306,968 shares respectively, of the Company’s common stock, at prices ranging from $0.35 to $2.50   per share.  The warrants vest at various rates ranging up to 5 years and expire at various dates through 2014.

NOTE 6 – CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank.  These funds are insured to a maximum of $100,000.  At June 30, 2007, approximately $ 169,674 was at risk.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application.  The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process.  The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002.  In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts.  During the periods ended December 31, 2006 and June 30, 2007, applicable royalties were waived by the patent holder.

NOTE 8 –SUBSEQUENT EVENTS

Subsequent to June 30, 2007 Dr. Chinmay Chatterjee resigned as a director of the Company for personal reasons. Prior to his resignation, Dr. Chatterjee had served as chairman of the board of directors and as a member of the Company’s audit committee. Dr. Chatterjee also resigned as the Company’s chief executive officer and president. In his capacity as president of the Company, Dr. Chatterjee had also served as the Company’s principal financial officer.   David Smith has agreed to serve as interim Chief Executive Officer, President and Chief Financial Officer.  Currently, Mr. Smith is not being compensated for these services.

Item 2  Management’s Discussion and Analysis

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

We generated almost no operating revenue during the calendar year of 2003, which was a year of transition from a contract research organization to a development stage production company.  We had no operating revenue during the 2nd quarter 2007 compared to $14,400 of revenue for the 2nd quarter 2006.

Plan of Operation.

We are now a development stage company. As described in further detail below, we had no substantial operating revenue in 2005 or 2006. However, during 2005, we completed construction of our production facility and focused on new product development. In 2005, we also developed a proprietary process to deliver calcium in foods or beverages without altering the taste or the flavor of the food or beverage. We have filed U.S. patent applications to protect our process.  In 2006, we supplemented our patent portfolio and focused on the sale and marketing of our powdered calcium supplement and the development of a plan to make and sell mineral water made with our proprietary processes.  In 2007, we have further focused our efforts to concentrate on our proposed mineral water product.

On July 18, 2007, Chinmay Chatterjee submitted his immediate resignation as our CEO and President  and as a member of the Board of Directors .  Mr. David H. Smith, a Board member  since 2004 and a major shareholder immediately became acting CEO, President, CFO and Chairman of the Board.

Since 1996, Mr. Smith has been a founder and managing director of the following venture capital funds: Interim Advantage Fund, LLC (founded in 1996), Contra V.C., LLC (founded in 1998, sold to Williams Company in 2003), Tailwind V.C., LLC (founded in 2000, sold to Williams Company in 2003) and Fivex, LLC (founded in 2004). He has had significant business experience in the clinical laboratory industry. He was a co-founder and vice president of Canberra Industries (later known as Packard Biosciences), a large publicly-traded manufacturer of analytical instruments that was sold to Perkin-Elmer in 2001.Mr. Smith  was founder, CEO and president of Canberra Clinical Laboratories, which was sold in 1986 to MetPath, Inc., a subsidiary of Corning, Inc. Mr. Smith received a B.A. degree in Political Science from Hampden-Sydney College. He is also a director of Dynamic Therapeutics, Inc. and Spincor LLC. Mr. Smith has no employment agreement with the Company, and is receiving no additional compensation for his new roles.

Mr. Smith is actively interviewing several well qualified candidates to succeed him as our CEO and President, and expects to offer the position to the best candidate by August 31, 2007.  The candidates all have extensive sales and marketing expertise.  We needs these skills now as we are about to launch our new and unique bottled water product, Healthy Cal +™ This product will have 135 milligrams of calcium and 35 milligrams of magnesium in a half liter of water.  Both important minerals as made by the Company are 100% soluble and 100% absorbable.

We took possession of our new bottling and labeling machines at our 39,000 sq.ft. facility approximately a month ago.  Both machines are functioning properly.  We have new bottles on our premises and expects new labels to arrive before the end of August 2007.  Shortly thereafter, we will have a finished bottle water product to show prospective buyers.

We are interviewing several experienced sales representative to sell our healthy bottled water. We expect to hire 3 or 4 representative to introduce and sell our products by mid-September, 2007.  Supporting sales literature is expected to be available at the beginning of September 2007.

We expect to first sell our bottled water in New England, primarily through stores emphasizing health and organic products as well as high end stores, health clubs and spas.  Distributors will be called on to distribute the product.

Prior to shipping product, we must meet state and federal requirements for approval.  The company is addressing those issues currently.

Over the next nine months we hope to keep our water bottling plant running smoothly in our Fitchburg facility and continue to sell our proprietary products for calcium supplements.

Financial Condition and Operations

Financial Condition.

We raised approximately $1,050,260 in a private placement of our common stock in December 2006.  Our cash position at June 30, 2007 was $267,764.  We have reduced our operating loss from $476,465 in the second quarter of 2006 to $465,405 for the second quarter of 2007.  We anticipate that we will require additional funds by October 2007 in order to start the production of our water product,  advertise, market, meet our operating costs and distribute our bottled water products in 2007 and 2008.  In the first quarter of 2007, we filed a registration statement on SEC form SB-2, as we agreed to do in our financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”).  Other than our arrangement with Dutchess, we have no commitments from financial sources for this additional capital.

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

Material Commitments for Capital Expenditures. We have no such commitments outstanding.

Trends and Seasonality. We are not aware of any trends that are likely to have a material impact on our liquidity, or on our net sales or revenues or income from continuing operations. We are not aware of any seasonality in our business.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3.  Controls and Procedures

David Smith, President, CEO and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures in effect as of June 30, 2007 and concluded that they were effective. He concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. Based upon this evaluation, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any pending legal proceedings, nor is its property the subject of any pending legal proceeding.

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2007, we sold 35,000 shares of our common stock to Dutchess for $5,411 in an unregistered sales of equity securities   We have used those funds for our general corporate purposes.  During the same period, we issued 17,934 shares of our common stock to our landlord in partial payment of our rent.

In January 2006, we raised $100,000 from accredited investors based a price $0.25 per unit, with each unit consisting of one share of common stock and a warrant to purchase 80% of an additional share of common stock.  The exercise price of the warrants is $0.90, and they expire on June 30, 2008.

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

We raised approximately $1,050,260 in a private placement of our common stock in December 2006.  This placement was made to accredited investors who purchased units from the Company, at $0.06 per unit, consisting of one share of common stock and a warrant to purchase one-half share at $0.35.  These warrants will expire on June 30, 2008.

After June 30, 2007, we issued 149,681 shares of our common stock to a law firm in partial payment of our legal fees, and an additional 17,934 shares to our landlord in partial payment of our rent.

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

s/s David Smith________________________________________________
By:  David Smith
Its:  CEO

Date:  August 14, 2007