Form 10QSB
period 2007-09-30
INTEGRATED PHARMACEUTICALS INC
filed 2007-11-20
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 16, 2007 the Issuer had 40,975,328 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes☐    No☑

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-QSB

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should read the statements that contain these words carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information. Integrated Pharmaceuticals, Inc. believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors listed below in the section captioned “Risk Factors,” within the section “Description of Business” as well as any cautionary language in this Form, provide examples of risks, uncertainties and events that may cause our actual results and achievements expressed or implied to differ materially from the expectations we described in our forward-looking statements. Integrated Pharmaceuticals, Inc. believes that before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form could have a material adverse effect on our business, results of operations and financial position.

PART I

ITEM 1.          Financial Statements

Integrated Pharmaceuticals Inc.
Financial Statements
For The Quarter Ended September 30, 2007
(Unaudited)

CONTENTS

PAGE

3	Balance Sheets As At September 30, 2007 (unaudited) And December 31, 2006

4	Statements Of Operations And Income For The Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

5	Statements Of Cash Flows For The Nine Months Ended September 30, 2007 and 2006 (unaudited)

7 - 31	Notes To Financial Statements – September 30, 2007

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
CURRENT ASSETS
Cash	$537	$872,181
Accounts receivable	27,687	687
Inventory	108,401	118,068
Prepaid expenses	71,991	47,128
Total Current Assets	208,616	1,038,064

PROPERTY AND EQUIPMENT, net	890,503	1,279,401

OTHER ASSETS
Investments	2,870	3,590
Deposits	—	—
Patents, net of amortization	104,450	107,800
Total Other Assets	107,320	111,390

TOTAL ASSETS	$1,206,439	$2,428,855

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft payable	$102	—
Accounts payable	192,987	$218,754
Accrued expenses	146,921	162,039
Related party short-term debt	—	24,061
Total Current Liabilities	340,010	404,854

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 40,692,434 and 18,632,626 shares issued and outstanding, respectively	406,914	400,243
Additional paid-in capital	16,859,900	16,728,424
Other comprehensive income (loss)	850	1,570
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(15,906,611)	(14,611,612)

Total Stockholders' Equity	866,429	2,024,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,206,439	$2,428,855

The accompanying condensed notes are an integral part of these interim financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period from
					February 1, 2003
					(inception of
	Three Months Ended		Nine Months Ended		development stage)
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	to September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$27,000	$—	$35,400	$60,658	$173,399

COST OF GOODS SOLD
Materials and supplies	4,725	—	12,405	56,101	113,484
Total Cost of Goods Sold	4,725	—	12,405	56,101	113,484

GROSS PROFIT	22,275	—	22,995	4,557	59,915

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	64,538	64,770	196,227	195,556	981,397
Research and development	72,532	47,919	166,683	134,452	1,126,480
Marketing	6,743	3,900	10,760	12,749	640,394
Legal and professional fees	25,613	51,152	198,975	143,043	1,437,228
Consulting	—	51,918	59,359	125,996	3,193,448
Idle facility expense	163,608	153,743	438,095	439,007	2,453,457
Occupancy	26,422	30,330	84,995	99,540	1,215,391
Labor and benefits	(31,010)	13,750	67,291	61,418	919,259
Services paid by stock options	—	43,754	2,850	224,402	1,494,423
Office supplies and expenses	3,454	5,359	15,408	15,277	201,524
Travel	542	2,870	5,326	6,491	185,703
Other general and administrative expenses	14,207	30,380	63,723	106,455	688,902
Total General and Administrative Expenses	346,649	499,845	1,309,692	1,564,386	14,537,606

OPERATING INCOME (LOSS)	(324,374)	(499,845)	(1,286,697)	(1,559,829)	(14,477,691)

OTHER INCOME (EXPENSES)
Interest income	2	3	6	79	10,285
Interest expense	(5,258)	(2,805)	(8,308)	(5,842)	(1,433,645)
Other income (expense)	—	—	—	—	(5,560)
Total Other Income and Expenses	(5,256)	(2,802)	(8,302)	(5,763)	(1,428,920)

LOSS BEFORE TAXES	(329,630)	(502,647)	(1,294,999)	(1,565,592)	(15,906,611)

INCOME TAXES	—	—	—	—	—

NET LOSS	(329,630)	(502,647)	(1,294,999)	(1,565,592)	(15,906,611)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of investments	—	1,570	—	880	850

COMPREHENSIVE LOSS	$(329,630)	$(501,077)	$(1,294,999)	$(1,564,712)	$(15,905,761)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ nil	$(0.02)	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	40,962,434	22,593,196	40,591,909	21,019,032

The accompanying condensed notes are an integral part of these interim financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	For the Nine Months Ended		development stage)
	September 30, 2007	September 30, 2006	to Sept 30, 2007
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,294,999)	$(1,565,592)	$(15,906,611)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation and amortization	406,891	405,587	1,750,556
Loss on disposition of assets	—	—	7,024
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	13,749	22,605	636,639
Stock issued for services	32,231	18,390	1,208,270
Stock issued for assets and securities	—	—	43,739
Stock options and warrants vested	62,209	350,399	3,828,975
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	—	253,753
Noncash recovery of other income	—	—	(1,850)
Changes in assets and liabilities:
Receivables	(27,000)	(10,512)	(11,603)
Inventory	9,667	7,826	(108,401)
Prepaid expenses	(24,863)	32,951	75,569
Other assets	—	763	6,370
Bank overdraft payable	102	—	102
Accounts payable	(25,767)	3,588	94,440
Accrued expenses	(15,118)	23,876	(36,063)
Net cash used by operating activities	(862,898)	(710,119)	(6,934,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(17,995)	(39,664)	(2,761,534)
Patent costs	3,350	(54,573)	(119,072)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(14,645)	(94,237)	(2,695,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	29,960	785,000	8,467,600
Payments on capital leases	—	(195)	(9,563)
Proceeds from related party loans	(24,061)	(20,493)	(56,701)
Proceeds from exercise of options	—	—	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	5,899	764,312	9,342,316

Net increase in cash	(871,644)	(40,044)	(287,415)

Cash, beginning of period	872,181	182,582	287,952

Cash, end of period	$537	$142,538	$537

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$25,000

NON-CASH INVESTING AND FINANCING:
Stock options and warrants vested	$62,209	$350,399	$3,799,324
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Stock issued for prepaid and deferred rent and rent expense	$20,445	$22,605	$619,209
Stock and warrants issued for services	$32,044	$18,390	$1,108,133
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

The accompanying condensed notes are an integral part of these interim financial statements.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

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

At September 30, 2007, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

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

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods.  Inventories are stated at the lower of cost or market.  Cost has been determined by using the first-in first-out method.  As of September 30, 2007, the Company’s raw material, work in process, and finished goods inventories totaled $63,952, $12,130, and $32,319 respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years.  The following is a summary of property, equipment and accumulated depreciation at September 30, 2007 and December 31, 2006:

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

	September 30, 2007	December 31, 2006
Equipment	$1,818,250	$1,800,255
Furniture and fixtures	120,114	120,114
Leasehold improvements	826,511	826,511
	2,764,875	2,746,880
Less: Accumulated depreciation	(1,874,372)	(1,467,479)
Total	$890,503	$1,279,401

Depreciation and amortization expense for the periods ended September 30, 2007 and December 31, 2006 were $406,891 (of which $219,847 is included in “idle facility expense”), and $535,411 (of which $282,963 is included in “idle facility expense”), respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation.  The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock.  As of September 30, 2007, the Company has not issued any preferred stock.

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

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent.  A total of 71,736  shares, valued at approximately $13,630 were issued during the nine-month period ended September 30, 2007 for payment of rent.  Additionally, the Company issued 149,681 shares of common stock at an average price of $.0.19 per share in exchange for services valued at approximately $28,440.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

NOTE 5 – COMMON STOCK OPTIONS AND WARRANTS

2002 Stock Plan
During the six months ended September 30, 2007, the Company recorded an expense of approximately $43,754 for vested options.

The following is a summary of the Company’s equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	1,025,000	$0.62	575,000

Total	1,025,000		575,000

(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the periods ended December 31, 2006 and September 30, 2007.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,160,000	$0.60
Granted	250,000	.27
Exercised	—	—
Forfeited	(135,000)	(0.50)
Outstanding at December 31, 2006	1,275,000	0.55
Granted	—	—
Exercised	—	—
Rescinded	—	—
Options outstanding at September 30, 2007	1,275,000	$0.55

Options exercisable at September 30, 2007	894,800	$0.67
Weighted average fair value of options granted in 2007		—

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

Warrants
At September 30, 2007 and December 31, 2006, there were outstanding warrants to purchase 12,349,701 and 12,306,968 shares respectively, of the Company’s common stock, at prices ranging from $0.35 to $2.50   per share.  The warrants vest at various rates ranging up to 5 years and expire at various dates through 2014.

NOTE 6 – CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank.  These funds are insured to a maximum of $100,000.  At September 30, 2007, approximately $ 0 was at risk.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application.  The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process.  The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002.  In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts.  During the periods ended December 31, 2006 and September 30, 2007, applicable royalties were waived by the patent holder.

NOTE 8 –SUBSEQUENT EVENTS

Subsequent to September 30, 2007 the Company has raised $305,000 from various individual accredited investors.  These investors purchased restricted shares of the Company’s common stock at $0.20 a share.  For every twenty shares purchased , the investor received seven warrants to purchase one share of Company’s stock at $0.45 vaild until September 30, 2009.

On November 1, 2007, the Board of Directors elected Peter Featherston as President and Chief Executive Officer (CEO) of Integrated Pharmaceuticals, Inc. The Board also increased the size of the Board to six (6) and filled the vacancy created thereby by electing Mr. Featherston to the Board. There are no arrangements or understandings between Mr. Featherstone and any other person pursuant to which Mr. Featherston was elected to the Board and is not expected to be named to any of the Board’s committees other than the Audit committee. There have been no transactions between Mr. Featherston and the Company during the last two years involving $60,000 or more. There is no material plan, contract or arrangement to which Mr. Featherston is a party (or in which he participates) that was entered into or amended in connection with his appointment as CEO or election to the Board. Mr. Featherston’s compensation as CEO will be based upon a $90,000 annual salary plus a bonus of $20,000 if the Company achieves certain sales objectives. He will be issued a warrant, exercisable at $0.20 per share, for 500,000 shares of the Company’s common stock. The warrant will vest as

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 2007

the Company achieves certain sales objectives. Mr. Featherston will be included in the Company’s health insurance program. It is expected that Mr Featherston will receive a second year salary of $120,000 and a $30,000 bonus and warrant for 250,000 shares at .60 cents and in year three a salary of $150,000 and a $40,000 bonus and warrant of 125,000 shares at $1.20. Mr. Featherston from 1982 to 2005, was co-founder, co-owner and chief operating and marketing officer of RISMEDIA, a privately held, national real estate media company based in Norwalk, Connecticut. In 2006 and 2007, Mr. Featherston acted as a business consultant/broker and created works of art with notable Americans. Mr. Featherston is not a director of any other public company, and he is not related to any other officer or director of the Company. The Company intends to enter into a written employment agreement with Mr. Featherston, but has not yet done so.

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

Plan of Operation

We had minimal operating revenue in the 3rd Quarter 2007.  We are a development stage company that expects revenue to increase substantially in the 1st Quarter 2008.  In 2007, we focused the company on producing a bottled water product that will have calcium, magnesium, and potassium.

The unique features of our bottled water are:

a)	The minerals are 100% absorbable;
b)	There is no taste of the minerals in the bottle;
c)	There are no calories, artificial flavoring, or sweeteners.

The company is following two paths to achieve production of its bottled water product.  First, it purchased and has installed equipment to bottle and label its bottle in its 38,000 square foot plant, and secondly, it has quotes from two sources to bottle, label, and prepare the product for shipment.  In the first case, the Commonwealth of Massachusetts must grant the company approval to manufacture its bottle before it can be sold.  A first inspection by the Commonwealth has taken place, and the company has responded to the issues the Commonwealth cited.  In the latter case, the bottlers contacted have significant capacity and we just need to select our final bottle and label, which we intend to do prior to 12/31/07.  Bottle production may begin soon thereafter.

We intend to focus our sales and distribution in the market between Washington DC and Portland, ME and in Western PA and Ohio.  The initial markets we will target are health, organic, spas, health clubs and high end stores.  We will rely on a combination of brokers, distributors, and our own part-time sales representatives.  We have verbal agreement with three (3) sales representatives in New England.

George Hathaway, of Pittsburg, PA, has become a Vice-President of Sales, and is engaged in establishing manufacturing, distribution and retail relationship in Western PA and Ohio. Mr. Hathaway has owned and operated several grocery stores in Western PA for 35 years.  Many of those were part of the “Giant Eagle” grocery chain, which includes 430 grocery stores.  Mr. Hathaway will seek to get our bottled water product in Giant Eagle and other stores.  Mr. Hathaway  is an investor in INTP and will be primarily compensated by new sales he generated in Western PA and Ohio.  Mr. Hathaway has been invited to attend Board of Directors meetings as an observer and will help with strategic issues, shelf displays, promotions and relationships in the grocery and convenience store industry.

We will also look to establish co-marketing and/or licensing Agreements with larger companies already selling calcium in their and/or magnesium to their products.  The company has targeted prospects and will begin to call on them in 1st Quarter 2008.

At a Board meeting held on November 1, 2007, Mr. Peter S. Featherston was elected CEO and President, and as a member of the Board of Directors.  Mr. Featherston was co-founder, co-owner, chief marketing office and CFO of Rismedia, Norwalk, CT, a national media/publishing/internet and consulting company in the real estate industry.  He has created works-of-art with golf legend Byron Nelson and with Earl Lloyd, the first African-American to play in the NBA and worked with broadcasters, Jim McKay, Jack Whitaker and Chris Schenkel.

Financial Condition and Operations

Financial Condition.

We have reduced our operating loss from $499,845 in the third quarter of 2006 to $324,374 for the third quarter of 2007.  Our cash position at September 30, 2007 was $537.  We raised approximately $1,050,260 in a private placement of our common stock in December 2006.  In January 2007, we raised an additional $24,500 in this private placement.  Subsequent to September 30, 2007, we raised $305,000 in another private placement to accredited investors.  These investors purchased restricted shares of the Company’s common stock at $0.20 a share.  For every twenty shares purchased, the investor received seven warrants to purchase one share of Company’s stock at $0.45 valid until September 30, 2009.  We anticipate that we will require additional funds by the first quarter of 2008 in order to continue with production of our water product,  advertise, market, meet our operating costs and distribute our bottled water products.  In the first quarter of 2007, we filed a registration statement on SEC form SB-2, as we agreed to do in our financing agreement with Dutchess Private Equities Fund, Ltd. (“Dutchess”).  Other than our arrangement with Dutchess, we have no commitments from financial sources for this additional capital.

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

Item 3.            Controls and Procedures

Peter Featherston, President, CEO and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures in effect as of September 30, 2007 and concluded that they were effective. He concluded that the controls and procedures provided the officers, on a timely basis, with all information necessary for them to determine that the Company has disclosed all material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. Based upon this evaluation, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  – OTHER INFORMATION

Item 1.            Legal Proceedings.

The Company is not a party to any pending legal proceedings, nor is its property the subject of any pending legal proceeding.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2007, we issued 17,736 shares of our common stock to our landlord in partial payment of our rent, and 149,681 shares of our common stock in partial payment of legal fees.

Our lease for our facility in Fitchburg, Massachusetts calls for base rent to be paid in the form of common stock with one share of common stock for each $1.00 of rent.  A total of 71,736  shares, valued at approximately $13,630 were issued during the nine-month period ended September 30, 2007 for payment of rent.  Additionally, the Company issued 149,681 shares of common stock at an average price of $.0.19 per share in exchange for services valued at approximately $28,440.

During the three-month period ended June 30, 2007, we sold 35,000 shares of our common stock to Dutchess Private Equities Fund Ltd. for $5,411 in an unregistered sales of equity securities   We have used those funds for our general corporate purposes.  During the same period, we issued 17,934 shares of our common stock to our landlord in partial payment of our rent.

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

We raised approximately $1,050,260 in a private placement of our common stock in December 2006.  This placement was made to accredited investors who purchased units from the Company, at $0.06 per unit, consisting of one share of common stock and a warrant to purchase one-half share at $0.35.  These warrants will expire on June 30, 2008.  We raised an additional $24,500 in January 2007 on the same  terms.

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

/s/  Peter Featherston
By:  Peter Featherston
Its:  CEO

Date:  November 19, 2007