Form 10KSB
period 2007-12-31
INTEGRATED PHARMACEUTICALS INC
filed 2008-04-15
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes☐  No☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐         No☑

State issuer’s revenues for its most recent fiscal year.                                    $      35,400

As of April 7, 2008, the aggregate market value of the issuer’s common equity held by non-affiliates was approximately  $5,977,423.

As of March 28, 2008, the Issuer had 42,589,799 shares of common stock outstanding.

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

Our product pipeline

We expect to launch a fortified bottled water product in the second quarter of 2008. We expect our water to have at least 250 mg of calcium and 35 mg of magnesium per liter, and yet to be odorless and tasteless. We plan to price this mineral water as a high end product due to its purity. To our knowledge, no other company has successfully added more than 180 mg of calcium per liter to water without introducing adverse taste and odor. In 2005, close to $1.8 billion worth of fortified beverages and almost $10 billion of packaged water bottles were sold in the United States, and the worldwide market for bottled water was $46 billion.
We have also developed a process to manufacture a dairy product. Although we have filed an application to patent this technology, we have not yet made serious efforts to commercialize this product due to the effort required to successfully develop and distribute our fortified bottled water. We hope to bring a dairy product to market in 2009.

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

Proprietary Rights and Licensing

We rely heavily on patents and trade secrets to protect our production techniques. Currently, we are the exclusive licensee of two issued patents, U.S. patent nos. 6,416,981 and 6,828,130 relating to the production of gluconate derivatives; and a divisional patent application that broadens the protection with respect to gluconate derivatives. The issued patents are a key component of our business plan. Three of our directors, through their partnership, NEC Partnership, have entered into a license with us granting us exclusive rights to these patents and non-exclusive rights to related trade secret information. Under the terms of the license, we are required to pay a 3% royalty to NEC Partners for sales of products made with the process covered by the patent, or $25,000 per quarter, whichever is greater. The quarterly minimum does not apply in any year in which the Company’s sales are less than $5 million or to years in which the Company’s earnings before depreciation, interest and taxes (EBITDA) on sales of licensed products are less than 12.5%.  We are also the owners of eight US patent applications related to other aspects of our gluconate derivative technology, including applications relating to our calcium supplement and our dairy product.

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

Research and Development Expenditures

We spent $211,186 and $210,703 on research and development in 2007 and 2006, respectively.   All of these amounts were spent on the development of our carbohydrate production technology. Our expenses associated with developing our calcium supplement, bottled water and dairy products are all classified for this purpose as carbohydrate production technology.

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

Employees

As of December 31, 2007, we had four full-time and  two part-time employees. Of these,  two are senior management, one of whom also performs research and development work.  None of our employees are represented by a labor union, and we consider relations with our employees to be good.

FORWARD-LOOKING STATEMENTS

This Annual Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions.  All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “could,” “would,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the economy and markets,  as well as more specific risks and uncertainties affecting the Company.  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control.  Future operating results and the Company’s stock price may be affected by a number of factors.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “ITEM 1. BUSINESS,” and all subsections therein, including, without limitation, the subsection entitled, “RISK FACTORS,” and the section entitled “MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS,” all contained in this Annual Report on Form 10-KSB.  Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect.  Therefore, you should not rely on any such forward-looking statements.  Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements.  You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this prospectus before deciding to invest in our common stock. You should only purchase our securities if you can afford to suffer the loss of your entire investment.

RISKS RELATED TO OUR BUSINESS

Our business, operations and financial condition are subject to various risks. Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock. This section does not describe all risks associated with us, our industry or our business, and it is intended only as a summary of the material risk factors. If any of the following risks actually occur, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. In that case, the market price of our common stock could decline, and you could lose all or part of your investment in our common stock.

Our Independent Auditor’s Report contains a going concern qualification which means there is substantial doubt about our ability to continue as a going concern

Our independent registered public accounting firm has concluded that our recurring losses from operations since inception, our limited cash, and our capital deficiency raise substantial doubt about our ability to continue as a going concern.   Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through the issuance of securities in a number of private placements. At December 31, 2007, we had cash and cash equivalents on hand of $66,503.  We need to raise additional equity to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

We have had losses since our inception and expect losses to continue in the future. We may never become profitable.

We had net losses of $3,855,218 for the year ended December 31, 2005; $2,125,737 for the the year ended December 31, 2006, and $1,825,194 for the year ended December 31, 2007. Our future operations may not be profitable if we are unable to develop our business. Revenues and profits, if any, will depend upon various factors, including whether we will be able to receive funding to develop and market new products or find additional businesses to operate and/or acquire. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business. We are currently in the early stages of our new business strategy and plan to increase marketing and development efforts. There is no assurance that our new strategy will be successful or that we will ever achieve profitability.

We may be required to obtain additional financing, which there is no assurance of obtaining on a favorable basis or at all.

As of December 31, 2007, our cash position was $66,503.  While we are effectuating our new business strategy, we expect to operate on a negative cash flow basis. There is no assurance that our current funds, including any funds that are available to us from prospective investors or under the Investment Agreement with Dutchess, will be sufficient to fund operations over an extended period of time. If we were to require additional funds, there can be no assurance that any funds will be available or available on favorable terms. Any additional financing will also likely cause substantial dilution.

We are dependent on our Chief Executive Officer and other key executive officers and executives for future success.

Our future success depends to a significant degree on the skills, experience and efforts of our Chief Executive Officer, our Vice President of Research and Development, and other key executives. The loss of the services of any of these individuals could harm our business. None of our key executives have employment agreements with us. In addition, we have not obtained life insurance on any key executive officers.  If any key executive officers left us or were seriously injured and became unable to work, our business could be harmed.

We rely on third parties for the bottling of our water product, and the distribution of all our products and to provide us with the ingredients for our products. The loss of any of these relationships could cause our revenue, earnings or reputation to suffer.

We are planning to launch a bottled water product in 2008, but have no independent distribution capacity.   We have established a relationship with a distributor who has access to 600 stores.  A loss of that relationship would be harmful to our prospects.  While we have some bottling capacity, we have decided to outsource that function for reasons of cost.   We will be relying upon sales representatives and their relationships with retailers.  We currently sell our powdered calcium product through a single distributor. If we are unable to maintain these relationships, and to obtain sufficient additional distribution relationships on favorable terms, we may be unable to market our products successfully.

We rely on third parties to supply ingredients that we require to develop our products. We are not assured of an adequate supply or pricing on a long-term basis. If we are unable to obtain sufficient quantity, quality and variety of materials in a timely and low cost manner from our manufacturers, we will be unable to produce our products in a timely manner, which may cause us to lose revenue and market share or incur higher costs.

We depend upon maintaining the integrity of our water resources and manufacturing process. If our water sources, bottling processes, or manufacturing processes were contaminated for any reason, our business would be seriously harmed.

Our ability to attract customers in the bottled water market will depend upon our ability to maintain the integrity of our water resources and our ability to guard against defects in, or tampering with, the manufacturing processes of our third-party bottlers. The loss of integrity in our water resources or manufacturing process could lead to product recalls and/or customer illnesses that could significantly reduce our ability to develop this line of business and subject us to potential liability.

The markets for bottled water and nutritional supplements are subject to rapid market change, introduction of competing products, and changing industry standards.

Competition is intense in both the bottled water and the nutritional supplement industry, and we must compete successfully in the areas of price, taste, quality, brand recognition, distribution capabilities, and reputation. We have a significant number of competitors, many of which have far greater resources than us. Among our principal competitors in the bottled water market are the Nestle Waters North America, The Coca-Cola Company, large regional brands owned by private groups, and local competitors. In the calcium supplement market, our competitors include GNC, Twinlab, Now, Source Naturals, Water Oz, and many others. Price reductions and the introduction of new products by our competitors can adversely affect our revenues, gross margins, and profits.

The bottled water and nutritional supplement industries are regulated at both the state and federal level. If we are unable to comply with applicable regulations and standards in any jurisdiction, we might not be able to sell our products in that jurisdiction, and our business could be seriously harmed.

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration or FDA), the Federal Trade Commission (or FTC), the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us.

For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, or may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim or an unauthorized version of a “health claim.”

Additional or more stringent regulations of dietary supplements have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly.

In addition, agencies of the state and federal governments (including the Federal Food and Drug Administration) regulate bottled water sold for human consumption.  Our bottled water must meet FDA requirements of safety, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.”  Our water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment, which are enforced by the FDA.  State regulations set standards for water sources.  We expect that the Massachusetts Department of Public Health will inspect our facility and require an independent laboratory analysis of our water before we are authorized to sell our water in Massachusetts.  Each state and some local governments (including New York City) have separate licensing requirements that we must satisfy in order to sell our water in their jurisdictions.   We have not yet received approval for our drinking water in any jurisdiction and can give no assurance that we will receive such approvals in the future.

Our water business will be seasonal, which may cause fluctuations in our stock price.

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

The sale of ingested products involves product liability and other risks.

We face an inherent risk of exposure to product liability claims if the use of our products results in illness or injury. The successful assertion or settlement of a claim or a significant number of claims could harm us by adding costs to the business and by diverting the attention of senior management from the operation of the business. We may also be subject to claims that our products contain contaminants, are improperly labeled, include inadequate instructions for use or inadequate warnings covering food borne illnesses, allergies or possible side effects or interactions with other substances. While we have product liability insurance for the sale of bulk products, we have not yet obtained product liability insurance for consumer sales.  Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for us, thereby harming our ability to gain market share for our products and reducing revenue and operating results.

We may not successfully manage our growth.

We have a limited operating history as a manufacturer of nutritional supplements, and have no prior experience as a manufacturer of bottled water. Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and administrative, operational, and financial resources. To manage this growth, should there be growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business will be harmed.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

Because our shares are deemed “penny stocks,” you may have difficulty selling them in the secondary trading market.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share that is not registered or approved for registration on a national securities exchange. Because our common stock comes within the definition of penny stock, these regulations require that a broker-dealer, prior to any transaction involving our common stock, deliver a risk disclosure schedule explaining the penny stock market and the risks associated with it. The broker-dealer must also provide the customer with bid and offer quotations for the penny stock, disclose any compensation of the broker-dealer and any salesperson in the transaction, and provide monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock. As a result, the market liquidity for our common stock may be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

Our compliance with the Sarbanes-Oxley Act of 2002 and SEC rules concerning internal controls may be time-consuming, difficult and costly.

We are a voluntary reporting public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC will cause our expenses to be higher than they would be if we were a privately-held company.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002. We expect to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Our securities have been thinly traded on the Over-The-Counter Bulletin Board, which may not provide liquidity for our investors.

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

We do not intend to pay dividends in the foreseeable future, and you may therefore never see a return on your investment.

We do not anticipate the payment of cash dividends on our Common Stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, you may never see a return on your investment. Investors who anticipate a need for immediate income from their investment should not purchase the securities offered in this prospectus.

RISKS RELATED TO OUR INVESTMENT AGREEMENT WITH DUTCHESS

Existing stockholders may experience significant dilution from the sale of securities pursuant to our Investment Agreement with Dutchess.

The sale of shares pursuant to our Investment Agreement with Dutchess will have a dilutive impact on our stockholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put option, the more shares we will have to issue to Dutchess to satisfy our “put” for a specific dollar amount of shares.  If our stock price decreases, then our existing stockholders would experience greater dilution.

Dutchess will pay less than the then-prevailing market price of our common stock, which may cause our stock price to decline.

The common stock to be issued under our agreement with Dutchess will be purchased at a 6% discount to the lowest closing bid price for the five days immediately following our notice to Dutchess of our election to exercise our put right. These discounted sales could cause the price of our Common Stock to decline, and you may not be able to sell our stock for as much as you paid for it.

We may not be able to access sufficient funds under the Investment Agreement with Dutchess when needed.

We will depend on external financing to fund our planned expansion. We hope to meet these financing needs in large part through our agreement with Dutchess. However, due to the terms of the Investment Agreement, this financing may not be available in sufficient amounts, or at all, when needed. As a result, we may not be able to grow our business as planned.

Item 2.    Description of Property.

We own no real estate. We lease a 38,000 square foot production building in Fitchburg, Massachusetts which we use for our operations. The building is located on an 11-acre parcel of land.

The lease term for the Fitchburg facility commenced in September 2003 and continues through September 2008. Base rent for the facility for the current year of the lease (which continues through September 2008) is $12,315 per month. Our base rent is payable 50% in stock (using a $1.00 per share valuation) and 50% in cash.   We are also responsible for paying, as “additional rent,” the cost of utility services, building maintenance, insurance, real estate taxes and the like. We are obligated to purchase the Fitchburg property (including the land) by September 2008. The lease does not specify the consequences of a failure to purchase the property by September 2008. We have been advised that we would be liable to the landlord for the excess, if any, of the price at which would then be obligated to purchase the property (approximately $1.75 million) over its then-current value. The building is in good condition. Our lease obligations are personally guaranteed by Chinmay Chatterjee, Nilu Chatterjee and Edward Furtado.

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

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the basis of inter-dealer quotations that are reported on the OTC Bulletin Board.  The prices shown reflect inter-dealer bid prices, without retail mark-up, mark-down or commission.  The range of high and low bid information for our common stock for each quarter during of the last two years, are as follows:

		Lo	Hi
2006	Q1	$ 0.24	$ 0.50
	Q2	$ 0.20	$ 0.30
	Q3	$ 0.10	$ 0.27
	Q4	$ 0.06	$ 0.45

2007	Q1	$ 0.16	$ 0.23
	Q2	$ 0.13	$ 0.16
	Q3	$ 0.13	$ 0.26
	Q4	$ 0.06	$ 0.22

As of March 28, 2008, there were approximately 491 holders of the Company’s common stock.

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

In the second quarter of 2006, the Company completed a private placement offering of its common stock to accredited investors.  During this first round of investment, the Company sold 3,425,000 units for $0.20 per unit with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $685,000.  The exercise price of the warrants is $0.45 per share, and they expire on June 30, 2008.

In December 2006, during the second round of investment, the Company sold 17,096,002 units for $0.06 per unit, with each unit consisting of one share of common stock and 50% of a warrant to purchase an additional share of common stock, raising $1,020,265.  The exercise price of the warrants is $0.35, and they expire on June 30, 2008.

In March 2007, we issued 267,192 shares of our common stock to our outside directors as compensation for services rendered in 2006.

In April, 2007, we issued 35,000 shares of common stock for a total price per share of $5,411 to Dutchess Private Equities Fund pursuant to our investment agreement with that fund.

In September 2007, the Company engaged in another private placement to accredited investors.  In this financing round, the Company sold 1,525,000 shares of common stock and warrants to purchase an additional 533,750 shares of common stock for a total purchase price of $305,000.  The exercise price of the warrants is $0.45, and they expire on September 30, 2009.  An additional $265,000 was raised from some of the same investors in January 2008 on the same terms.  The stock certificates for the 1,325,000 shares subscribed for at that time have not yet been issued, so these shares are not included in the number of shares issued for the purpose of computing the percentage ownership in the Company owned by the officers and directors of the Company.

In 2004, we granted incentive stock options to Chinmay Chatterjee (200,000 shares), Edward Furtado (70,000 shares) and Nilu Chatterjee (193,000 shares). Each of these options has a five-year vesting schedule. The option granted to Chinmay Chatterjee had a term of five years, and the other two options had a term of ten years.  (All options granted to Dr. C. Chatterjee expired unexercised in 2008, six months after he resigned as CEO of the Company.) The options issued to Edward Furtado and Nilu Chatterjee had an exercise price of $1.00; and the option issued to Dr. Chinmay Chatterjee had an exercise price of $1.10.

We lease our Fitchburg facility on terms that call for the payment of base rent in the form of common stock. The company has issued 92,207 and 108,678 shares to its landlord in 2007 and 2006, respectively, in satisfaction $92,207 and $108,678 in rent obligations, respectively. During the years ended December 31,

2005, and December 31, 2004, we issued 154,957 and  13,337 shares of common stock to the landlord pursuant to the lease, in satisfaction of $161,686 and $13,337 of rents payable in this form, respectively. Because of a difference between the agreed upon value of shares specified in our lease ($1.00 per share) and the market value of the shares at the time that the rent obligation was payable (which fluctuated between a low of $0.11 per share and a high of $2.36 per share), the issuance of these shares resulted in charges to our earnings that differed from these figures. We believe that the landlord is an accredited investor within the meaning of SEC regulation D, and have issued shares to the landlord in reliance upon the exemption provided by section 4(2) of the Securities Act.

In addition, the Company has issued approximately 780,000 shares of its common stock to a number of service providers in the years 2005-2007, including 394,588 to its law firm in partial payment for legal services, 350,017 shares to David Smith as director’s fees, 32,191 shares to Sally Johnson-Chin for services as a director and a consultant, and 3,519 shares to Kenneth Wlosek for services as a director.  We believe these issuances to be covered by SEC rule 701 and/or section 4(2) of the Securities Act.

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

We had no operating revenue during 2004; and our operating revenue for the years 2005, 2006 and 2007 was $77,341, $60,658, and $35,400 respectively.

The calendar year of 2007 was devoted to developing a new bottled water product called HEALTHYCAL+. In late 2007 we hired new CEO/president.

Plan of Operation

In 2008, we will seek to begin selling in stores HEALTHYCAL+™, our new bottled water beverage that contains 100% absorbable calcium and magnesium plus electrolytes, in the Northeast and the Mid West portion of the United States.  A large bottling company, a bottle shape and size and a label have been selected. Several orders have been secured, and a distributor with 600 stores has agreed to carry our product.  We will seek to expand distribution regionally in 2008 and nationally in 2009. We will explore in 2008 and seek to introduce in 2009 a children’s line of HEALTHYCAL+ water with and without flavoring. We will continue to sell of our calcium powder to CAL-SAP™ and seek to sell it to various other food and beverage businesses for addition to their product(s).  In 2009 we will seek to introduce a patented lactose free milk based yogurt product.

Financial Condition and Operations

In 2007 we raised approximately $330,500 in a private placement of our common stock.  Our cash position at December 31, 2007 was $66,503.  We anticipate that we will need to raise additional funds in 2008 in order to advertise, market, manufacture and distribute our bottled water and our calcium supplement products in 2008 and 2009.  Our short-term  liquidity will be affected by our ability to raise capital. Our long-term liquidity will be affected by our ability to generate sales, which is subject to uncertainties. In addition, we are obligated to purchase our Fitchburg facility by September 2008. At that time, the purchase price will be approximately $1.75 million. We have not yet arranged for financing for this purchase.

Our capital needs for 2008 will depend upon the amount and mix of purchase orders that we receive (assuming that we receive such orders at all).  Assuming that we generate some sales revenues by the third quarter of 2008, we should be able to pay for the cost of filling the orders out of our working capital.  There are no significant elements of income or loss that do not arise from our operations.  At the moment, there do not appear to be seasonal aspects to our business.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 7.    Financial Statements.

The reports of the independent certified public accountants and financial statements and notes listed in the accompanying index are part of this report. See “Index to Financial Statements” below.

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by Integrated Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Integrated Pharmaceuticals Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Integrated Pharmaceuticals Inc.’s management concluded, as of the end of the period covered by this report, that Integrated Pharmaceuticals Inc.’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Integrated Pharmaceuticals Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Integrated Pharmaceuticals Inc.’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Integrated Pharmaceuticals, Inc. management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below.

Significant Turnover in Accounting Function and Lack of Appropriate Oversight.  Due to significant turnover in the accounting function, and the lack of appropriate financial reporting expertise in key management positions, the Company was not able to ensure that the objectives of reliable financial reporting were met throughout 2007.  This led to identification by the auditors of required material adjustments to information presented in the Company’s financial statements and related disclosures.

As a result of the material weakness identified above, management of Integrated Pharmaceuticals, Inc. has concluded that, as of December 31, 2007, internal control over financial reporting was not effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We intend to remedy the material weakness identified above by retaining during 2008 either a professional services organization or an individual to improve the quality and consistency of our internal financial reporting controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, Integrated Pharmaceuticals Inc. internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our directors and executive officers, their present positions, and their ages are as follows:

Name	Age	Office with IntePharm
Peter Featherston	50	President and Director
Nilu P. Chatterjee, Ph.D.	49	Vice-President of Research and Development and Director
Edward D. Furtado	53	Vice-President of Operations, Secretary and Director
David H. Smith II	68	Director and Chief Financial Officer
Sally Johnson Chin	59	Director
Kenneth Wlosek	47	Director

The President and the Vice-President of Research and Development  work full-time for the Company.
Mr. Furtado is on leave of absence.

The following biographies describe the business experience of IntePharm’s directors, officers and key employees.

Peter Featherston from 1982 to 2005, was co-founder, co-owner and chief operating and marketing officer of RISMEDIA, a privately held, national real estate media company based in Norwalk, Connecticut.  In 2006 and 2007, Mr. Featherston acted as a business consultant/broker and created works of art with notable Americans.  Mr. Featherston is not a director of any other public company, and he is not related to any other officer or director of the Company.

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

Family Relationships.  There are no family relationships among our officers and directors.

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

Nominating Committee.  The full Board of Directors serves as the nominating committee.  During 2007, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s board.

Section 16(a) Beneficial Ownership Reporting Compliance

Kenneth Wlosek was appointed to the Board of Directors on May 30, 2006.  He did not file a Form 3, reporting the shares of common stock of the Company that he held at the time, until January 22, 2007.  This is the only late filing of Mr. Wlosek known to the Company.  This late filing did not pertain to a transaction, but to Mr. Wlosek’s election to the Board.  Peter Featherston was appointed President and was appointed to the Board of Directors on November 1, 2007.  He did not file a Form 3 to report the shares of common stock of the Company that he held until April 11, 2008.  This is the only late filing of Mr. Featherston known to the Company.  This late filing did not pertain to a transaction, but to Mr. Featherston’s election to the Board and appointment as an officer of the Company.  Other than these late filings, the Company is not aware of any officers, director or holder of more than 10% of the Company’s common stock who has failed to file on a timely basis, all reports required by section 16(a) of the Exchange Act during the most recent fiscal year.  The Company is not aware of any transactions that should have been disclosed on Form 4 but were not disclosed.

Code of Ethics

The Company has adopted a Financial Code of Ethics applicable to the Company’s CEO, CFO principal accounting officer or controller, and persons performing similar functions, including its Treasurer.  A copy of the Financial Code of Ethics was previously filed as Exhibit 14 to its 2005 Form 10KSB.

Item 10.  Executive Compensation.

Compensation of Principal Executive Officer

During calendar years 2006 and 2007, Chinmay Chatterjee served as our President and CEO until his resignation on July 19, 2007.  David Smith served as interim CEO without pay until the appointment of

Peter Featherston as president and CEO on November 1, 2007.  No executive officer received total compensation in excess of $100,000 during those years.  Mr. Chatterjee’s compensation during those years consisted of a salary, bonus, incentive option awards, and certain non-cash benefits such as health and dental insurance.  Mr. Featherston’s compensation consisted of salary, heath insurance and a travel reimbursement allowance.

The following table provides a summary of the compensation paid to Messrs. Chatterjee and Featherston for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards[1]	All Other Compensation	Total
Chinmay Chatterjee, President and CEO	2007	$53,308	$ 0	$ 0	Note 1	$53,308
	2006	$41,461	$ 0	$ 12,500	Note 1	$53,961
Peter Featherston, President and CEO	2007	$14,537	$ 0	$ 0	Note 1	$14,537
	[1] Value of option awards are computed in accordance with FAS 123R using the assumptions set forth in note 6 to the December 31, 2007 financial statements included in this Form 10-KSB.

Note 1:  Executives of the Company receive health and dental insurance benefits and certain travel reimbursement.  No executive of the Company received benefits other than salary having a value in excess of $10,000 in 2006 or 2007.

Mr. Featherston does not currently have a written employment agreement Mr. Featherston’s compensation as CEO is based upon a $90,000 annual salary plus a bonus of $20,000 if the Company achieves certain sales objectives.  He will be issued a warrant, exercisable at $0.20 per share, for 500,000 shares of the Company’s common stock.  The warrant will vest as the Company achieves certain sales objectives.  Mr. Featherston is included in the Company’s health insurance program. Mr Featherston may receive salary increases and additional stock purchase warrants from time to time.

On December 16, 2002, the Board of Directors adopted IntePharm’s 2002 Stock Plan, which provides for the granting to officers and key employees options to acquire stock in IntePharm. The plan was approved by our stockholders at a special meeting held on December 12, 2003. On August 28, 2004, the Board increased the size of the plan from 1.2 million shares to 1.6 million shares. This action was ratified by the Company’s shareholders at their annual meeting held on November 3, 2004. The full Board of Directors currently serves as the Stock Option Committee for the purpose of administering the plan. No stock options were granted to the Company’s executive officers during 2007. The company has no other plan for the issuance of equity awards to employees or officers, but does intend to issue a stock purchase warrant to Mr. Featherston in connection with his agreement to join the Company.  That warrant will cover 500,000 shares of common stock, and will contain performance vesting tied to sales. The term and exercise price of the warrant have not yet been determined.

As of December 31, 2007, Mr. Featherston held no stock options, and Mr. Chatterjee held the following options issued :

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Date of Grant	Number of Shares Underlying Unexercised Options		Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
March 19, 2004	200,000	0	$1.10	March 19, 2009
July 1, 2006	83,333	0	$0.30	July 1, 2011
July 1, 2006	0	250,000	$0.30	July 1, 2011

Mr. Chatterjee did not receive any stock awards from the Company in 2007.  The options that Mr. Chatterjee held on December 31, 2007 later expired unexercised.

See note 6 of the footnotes to the financial statements for disclosure concerning the effect of these option issuances on our financial statements.

Compensation of Directors

During 2007, the Company’s directors received the following compensation:

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Peter Featherston	$0	$0	$0	$0	$0	$0	$0
Chinmay Chatterjee	$0	$0	$0	$0	$0	$0	$0
Nilu Chatterjee	$0	$0	$0	$0	$0	$0	$0
Edward Furtado	$0	$0	$0	$0	$0	$0	$0
Sally Johnson-Chin	$0	$7,000	$0	$0	$0	$0	$7,000
David Smith	$0	$50,000	$0	$0	$0	$0	$50,000
Ken Wlosek	$0	$1,500	$0	$0	$0	$0	$1,500

All of the compensation paid in 2007 was for services rendered in 2006.  In 2007, four directors were employees of the Company, and received no separate compensation for serving as directors.

David Smith, Sally Johnson-Chin and Ken Wlosek are the directors who are not employees of the Company.  The Company compensates Mr. Smith at the annual rate of $25,000, provided that he attends 90% of the Board’s meeting.  In May 2006, we issued 104,167 shares of common stock to Mr. Smith as compensation for his services rendered as a director in 2005, based upon a 2005 year-end market price of our common stock of $0.24 per share.  The total value of the shares so issued was $25,000. For his additional time devoted to our activities in 2006, we decided to issue to Mr Smith additional shares having a market value of $25,000 for his service as a board member.  One-half of this additional compensation was paid in shares issued at $0.27 per shares (the average closing price during the month of December), and the other half was paid in shares issued at $0.18 per share, the closing price on December 29, 2006.  The total number of shares so issued to Mr. Smith was 231,482.  We have accrued $25,000 as an amount owed to Mr. Smith for his services in 2007.  We intend to satisfy this obligation by issuing 416,66,8 shares of common stock to Mr. Smith (using the price per share of $0.06 that was the closing price of our common stock on December 31, 2007).

During 2007, Ms. Johnson-Chin accrued directors fees at the rate of $500 per meeting that she attends payable in common stock valued at the end of the month during which the services were rendered.  As a result, the Company has accrued an obligation of $1,500 to Ms. Johnson-Chin in 2007 for her services as a director.  We intend to issue Ms. Johnson-Chin  8,514 shares of common stock to her in order to satisfy this obligation.   Ms. Johnson-Chin also performed financial consulting services for us in 2007 for which we have agreed to pay her $1,000 per month, payable in stock valued at the end of each month.  We have accrued an obligation of  $12,000 to Ms. Johnson-Chin that we intend to satisfy by issuing 71,959 shares of common stock to her in 2008.   On July 1, 2007, the final 30,000 shares of her December 22, 2003 warrant for 150,000 shares vested.

Mr. Wlosek, who joined the board on May 30, 2006, is compensated at the rate of $500 per meeting that he attends, payable in common stock valued at the end of the month during which the meeting in question occurred.  As a result, the Company has accrued an obligation of $1,500 to Ms. Johnson-Chin in 2007 for her services as a director.  We intend to issue Mr. Wlosek 5,573 shares of common stock to him in order to satisfy this obligation.

Employment Contracts

The Company currently has no employment contracts with its executive officers.  Peter Featherston is paid a salary at an annual rate of $90,000.  Until September 2005, Chinmay Chatterjee, our CEO, was paid at an annual rate of $90,000; and Nilu Chatterjee and Edward Furtado were paid at an annual rate of $80,000.  Starting in October 2005, the salaries of Mr. Chatterjee, Mr. Furtado and Mrs. Chatterjee were reduced to $36,000 annually.  Until August  2005, these executives received car allowances of $2,000 per month (for Chinmay Chatterjee and Nilu Chatterjee) and $1,000 per month (for Edward Furtado).  Starting in September 2005, these car allowances were eliminated.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our equity securities as of March 28, 2008 by:

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

The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person (and/or pursuant to proxies held by that person) that were exercisable on March 28, 2008 or would become exercisable within 60 days following that date are considered outstanding. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 42,589,799 shares of common stock outstanding as of March 28, 2008. As of March 28, 2008, there were 495 holders of record of our common stock (including holders of our options and warrants).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Peter Featherston	162,500[1]	0.4%
David H. Smith II	8,051,517[2]	18.9%
Nilu P. Chatterjee	1,366,333[3]	3.0%
Edward Furtado	1,273,333[4]	2.8%
Sally Johnson-Chin	875,190[5]	2.1%
Ken Wlosek	103,519[6]	0.4%
All directors and Officers as a group	11,715,726	27.5%

1 Includes 54,167 shares subject to stock purchase warrants that can be exercised within 60 days.

2 Includes (a) 1,208,333 shares subject to stock purchase warrants owned directly that can be exercised within 60 days; (b) 1,656,667 shares owned by entities controlled by Mr. Smith; and (c) 483,333 shares subject to stock purchase warrants owned by entities controlled by Mr. Smith that can be exercised within 60 days.  An additional 255,000 shares are owned by Mr. Smith’s family members or trusts established for their benefit, and an additional 50,000 shares are subject to stock purchase warrants owned by those trusts and family members.  Mr. Smith disclaims beneficial ownership of the shares and warrants identified in the last sentence.   Does not include shares to be issued as compensation for services as a director in 2007.

3 Includes 193,000 shares subject to stock options exercisable within 60 days.  Excludes 3,360,000 shares owned by her husband, Chinmay Chatterjee.  Ms. Chatterjee disclaims beneficial ownership of those shares.

4 Includes 70,000 shares subject to stock options exercisable within 60 days.

5 Includes 275,000 shares subject to stock warrants that can be exercised within 60 days. Does not include shares to be issued as compensation for services as a director in 2007.

6 Includes 50,000 shares subject to stock warrants that can be exercised within 60 days.  Does not include shares to be issued as compensation for services as a director in 2007.

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

Under the terms of the license, we paid no license fee, but we are required to pay a 3% royalty to NEC Partners for sales of products made with the process covered by the patent, or $25,000 per quarter, whichever is greater.  Pursuant to a letter agreement dated October 13, 2005, NEC Partners has waived any right to royalties until the company reaches annual sales of $5 million and with respect to sales in any year in which it the company’s earnings before interest and taxes (EBITDA) is less than 12.5%.   The 3% royalty and the $25,000 minimum quarterly payment are reduced by one-half if we continue to employ all three of the NEC Partners on a full-time basis.  Smaller reductions apply if we employ some but not all of the NEC Partners.  NEC Partnership has waived any rights to royalties earned prior to September 30, 2005.  Under the license agreement, we agreed to indemnify the NEC Partners from any product liability claim that might arise in connection with the sale of products covered by the patent; and the NEC Partners have agreed to indemnify us if the technology that NEC has licensed to us infringes any patent that had been issued on or prior to the date of the license agreement.

In December 2003, we entered into a consulting agreement with Sally Johnson-Chin, who in November 2004 was elected to the Board of Directors.  Under that consulting agreement, Ms. Johnson-Chin agreed to provide up to 10 hours per week of strategic and financial planning services to the Company through July 2007.  In exchange for these services, the Company agreed to Ms. Johnson-Chin $2,000 per month through December 2005, and granted her a warrant to purchase 150,000 shares of the Company’s common stock. The warrant is subject to a vesting schedule that continued through July 1, 2007.   In March 2007, Ms. Johnson-Chin was issued 32,191 shares of common stock in satisfaction of fees of $7,000 that she had earned. Ms. Johnson-Chin currently receives no additional compensation for her service on the Board of Directors.

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

David Smith has served on our board of directors since March 2004.  He receives annual compensation for his services as a director in the form of common stock having a value or $25,000, provided that he attends 90% of the board’s meetings during each 12-month period during which he serves as a director.  Pursuant to this arrangement, in March 2005, we issued 14,368 shares of stock valued at $1.74 to Mr. Smith as a fee for his first full year of service as a director. In May 2006, we issued Mr. Smith 104,167 shares of common stock valued at $0.24 per share.  The value of these shares was $25,000 in each case.   In March 2007, Mr. Smith was issued 231,482 shares of common stock in satisfaction of fees of $50,000 that he had earned.

In November 2005, Chinmay Chatterjee, our CEO, lent the Company $55,0000.  This loan bears interest at the rate of 9.99%.  By December 31,2007, this loan had been repaid in full.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During the years 2006 and 2007, the Company’s principal accounting firm was Williams & Webster, PS, of Spokane, Washington.  During those years, Williams & Webster PS billed the Company  $60,599 and $52,763, respectively, for the audit of the Company’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory services for those years.

Audit-Related Fees

During the years 2005 and 2006, Williams & Webster did not perform assurance and related services for the Company that were related to the performance of the audit or review of the Company’s financial statements and are not described in the previous paragraph, and did not bill the Company for any such services.  Before we engaged Williams & Webster PS to render services to the Company for or relating to its 2007 fiscal year, the engagement was approved by the Company’s Audit Committee.

Tax Fees

During the years 2006 and 2007, Williams & Webster did not perform tax compliance or tax planning services for the Company, and did not provide tax advice, nor did Williams & Webster bill the Company for such services.

INDEX TO FINANCIAL STATEMENTS.

The financial statements filed as part of this Form 10-KSB are indexed below and are included at pages F-1 through F-19, which appear at the end of this Form 10-KSB.

Integrated Pharmaceuticals, Inc.
Fitchburg, MA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Integrated Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Pharmaceuticals, Inc. as of December 31, 2007 and 2006 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited cash. In addition, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 10, 2008

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash	$66,503	$872,182
Accounts receivable	27,687	686
Inventory	107,922	118,068
Prepaid expenses	43,699	47,128
Total Current Assets	245,811	1,038,064

PROPERTY AND EQUIPMENT, net	754,737	1,279,401

OTHER ASSETS
Investments	2,390	3,590
Patents, net of amortization	102,123	107,800
Total Other Assets	104,513	111,390

TOTAL ASSETS	$1,105,061	$2,428,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$155,659	$218,754
Accrued expenses	113,482	162,039
Related party short-term debt		24,061
Total Current Liabilities	269,141	404,854

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 42,551,795 and 40,024,316 shares issued and outstanding, respectively	425,051	400,243
Additional paid-in capital	17,283,196	16,728,424
Other comprehensive income (loss)	370	1,570
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(16,444,994)	(14,611,612)

Total Stockholders’ Equity	835,920	2,024,001

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$1,105,061	$2,428,855

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			February 1, 2003
			(inception of
			development stage)
	Year Ended	Year Ended	to Dec 31, 2007
	December 31, 2007	December 31, 2006	(unaudited)

REVENUES	$35,400	60,658	$173,399

COST OF GOODS SOLD	12,405	56,101	113,484

GROSS PROFIT	22,995	4,557	59,915

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	260,620	261,404	1,045,790
Research and development	211,186	210,703	1,170,983
Marketing	16,837	58,297	646,471
Legal and professional fees	219,270	259,475	1,438,900
Consulting	143,716	100,090	3,277,805
Idle facility expense	566,506	586,180	2,581,868
Occupancy	99,180	104,279	1,229,576
Labor and benefits	84,354	97,946	936,322
Services paid by stock options	58,076	236,144	1,549,649
Office supplies and expenses	16,999	22,768	203,115
Travel	7,716	9,574	188,093
Other general and administrative expenses	163,729	189,677	750,255
Total General and Administrative Expenses	1,848,189	2,136,537	15,018,827

OPERATING INCOME (LOSS)	(1,825,194)	(2,131,980)	(14,958,912)

OTHER INCOME (EXPENSES)
Interest income	8	81	10,287
Interest expense	(8,196)	(8,802)	(1,433,533)
Other income (expense)	—	—	(5,560)
Total Other Income and Expenses	(8,188)	(8,721)	(1,428,806)

LOSS BEFORE TAXES	(1,833,382)	(2,140,701)	(16,387,718)

INCOME TAXES	—	—	—

NET LOSS	(1,833,382)	(2,140,701)	(16,387,718)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	1,200	2,610	2,770

COMPREHENSIVE LOSS	$(1,832,182)	(2,138,091)	$(16,384,948)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	40,989,154	22,960,705

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

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated	Accumulated	Accumulated
	Common Stock		Additional	Deficit Prior to	Deficit During	Other
	Number		Paid-in	Development	Development	Comprehensive
	of Shares	Amount	Capital	Stage	Stage	Loss	Total

Balance, December 31, 2006	40,024,316	$400,243	$16,728,424	$(494,624)	$(14,611,612)	$1,570	$2,024,001

Stock issued at an average of $.21 per
share in exchange for legal services	201,747	2,017	38,877	—	—	—	41,894

Stock issued at an average price of
$.18 per share in exchange
for rent expense	90,207	903	15,912	—	—	—	16,815

Shares issued to directors for services	267,192	2,672	55,828				58,500

Value of warrants vested during the period			140,716				140,716

Value of options vested during the period			58,076				58,076

Stock and warrants issued for private
placement	1,968,333	19,863	310,817	—	—	—	330,500

Adjustment for employee options vested
but not exercised							—

Unrealized gain on market value of
investment						(1,200)	(1,200)

Other Adjustments		923	(923)

Net loss for the Period ended
December 31, 2007	—	—	—	—	(1,833,382)	—	(1,833,382)

Balance, December 31, 2007	42,551,795	$425,518	$17,349,650	$(494,624)	$(16,387,718)	$370	$835,920

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Year Ended	Year Ended	development stage)
	December 31, 2007	December 31, 2006	to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,833,382)	$(2,140,701)	$(16,420,869)
Adjustments to reconcile net income (loss) to net cash
flows provided (used) by operating activities:
Depreciation and amortization	542,639	543,611	1,886,323
Loss on disposition of assets	—	—	7,024
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	16,815	31,311	615,579
Stock issued for services	100,394	168,418	1,276,433
Stock issued for assets and securities	—	—	43,739
Stock options and warrants vested	198,792	376,859	3,965,558
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	—	253,753
Noncash recovery of other income	—	—	—
Changes in assets and liabilities:
Receivables	(27,001)	19,487	(11,603)
Inventory	10,146	5,076	(107,922)
Prepaid expenses	(3,429)	11,092	97,003
Other assets	6,877	763	13,247
Accounts payable	(63,095)	39,092	57,112
Accrued expenses	(48,557)	(14,079)	(69,501)
Net cash used by operating activities	(1,099,801)	(959,071)	(7,171,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(17,994)	(69,441)	(2,761,533)
Patent costs	5,677	(58,204)	(116,745)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(12,317)	(127,645)	(2,693,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	330,500	1,805,265	8,768,140
Payments on capital leases	—	(195)	(9,563)
Proceeds from related party loans	(24,061)	(28,754)	(56,701)
Proceeds from exercise of options	—	—	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	306,439	1,776,316	9,642,836

Net increase (decrease) in cash	(805,679)	689,600	(221,449)

Cash, beginning of period	872,182	182,582	287,952

Cash, end of period	$66,503	$872,182	$66,503

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$8,196	$8,802	$33,196

NON-CASH INVESTING AND FINANCING:
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Non-cash recovery of other income	$—	$—	$1,850

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

In 2004, the Company obtained significant additional capital through a private placement of its stock and the issuance of convertible debt.  Additionally, the majority of this convertible debt was converted to common stock during 2004.  The company has raised additional capital through private placements in 2006, 2007 and 2008 to continue its operation.  Management plans to use the majority of the proceeds from the 2008 financing to implement its business plan.  The Company will need to raise additional equity in 2008 in order to continue as a going concern, and is actively pursuing that strategy.

At December 31, 2007, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
December 31, 2007

the United States of America, and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2007 and 2006. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time unless break-even can be attained within a reasonable time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To continue developing the Company's business plan, which is now in the initial production stages and is being deployed with customers, management plans to raise additional equity before the end of 2008.

Unless breakeven is achieved and new equity is raised there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon our continued operation, which is in turn dependent upon our ability to raise additional equity to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Accounting
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United Sates of America. The Company has a December 31 year-end.

Advertising and Marketing
Advertising and Marketing Costs are charged to operations in the year incurred. The Company’s advertising and marketing expenses for the year ended December 31, 2007 and 2006 were  $16,837 and $58,297, respectively.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. At December 31, 2007, the Company determined that an allowance for doubtful accounts was not necessary. The Company’s policy is not to accrue interest on trade receivables

Basic and Diluted Earnings Per Share
The Company has adopted Statement of Financial Accounting Statement No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of basic shares outstanding increased by the number of shares that would be outstanding assuming conversion of the exercisable stock options and warrants, and convertible debt. Diluted net loss per share is the same as basic net loss per share at December 31, 2007 and 2006 as inclusion of the common stock equivalents would be anti-dilutive. The Company has a total of 56,960,000 and 13,739,367 shares at December 31, 2007 and 2006 respectively, that would be issued if all options and warrants were exercised.

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents

Cost of Sales
Cost of sales consists of the purchase price of materials and supplies, labor and benefits, and other overhead costs associated with production.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service and other factors. No liability has been recorded in the accompanying financial statements as the amounts are immaterial.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecast transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2007 and 2006, the Company has not engaged in any transactions the would be considered derivative instruments or hedging activities.

Use of Estimates
The process of preparing fiancial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Development Stage Activities
The Company began a new development stage February 1, 2003, when it discontinued outside contract research as its primary focus.  It is now primarily engaged in the development and production of clinically active pharmaceutical compounds, including active small molecules and recombinant DNA technology derived products.

Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, and payable.  The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, receivables, prepaid expenses (principally prepaid insurance expensed over the term of the policy), payables and accrued expenses and short-term

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

borrowings. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and 2006.

Marketable Securities
The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:
     Held to Maturity – the positive intent and ability to hold to maturity.  Amounts are reported at      amortized cost, adjusted for amortization of premiums and accretion of discounts.
     Trading Securities – bought principally for purpose of selling them in the near term.  Amounts are reported at fair value, with unrealized gains and losses included in earnings.
     Available for Sale – not classified in one of the above categories.  Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

Idle Facility Costs
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 107, “Inventory Costs- an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” , to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company had previously adopted this statement for the year ended December 31, 2004. For the years ended December 31, 2007 and 2006, the Company has recorded $ 566,505 and $ 586,180 respectively, as idle facility expense.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods.  Inventories are stated at the lower of cost or market.  Cost has been determined by using the first-in first-out method.  As of December 31, 2007, the Company’s raw material, work in process, and finished goods inventories totaled $63,674, $12,026, and $32,222, respectively, and at December 31, 2006 were $62,548, $11,553 and $43,967, respectively.

Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). This standard establishes a single accounting model for

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at this time.

Property and Equipment
Property and Equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to ten years. See Note 3.

Patents
Patents are stated at cost. In the years 2007 and 2006 the Company has filed one provisional application and three non-provisional applications. Amortization is provided using the straight-line method over the estimated useful lives of ten years. Amortization expense for the years ended December 31, 2007 and 2006 was $5,677 and $8,200, respectively.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the fair value of the award and recognizes that cost over the service period. See Note 6.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 4.

Revenue Recognition
Revenues and costs of revenues for services are recognized when the contract services are furnished or delivered. As the Company begins production and shipment of its products, revenue is recognized when there is credible evidence that an arrangement exists with the purchaser. The price is fixed and determinable, and collectability of the charges is reasonably assured. Products are shipped FOB and title passes upon shipment.

Research and Development
Research and development expenses for non-contract related projects are charged to operations as incurred. Prior to the beginning of the development stage, while the Company was performing contract research, certain expenses incurred for specific research and development contracts were

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

borne by the customers. These expenses, including materials and supplies, labor and benefits and depreciation of equipment used in the research, were all included in cost of good sold.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), Non-controlling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FSAB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007. Management has not determined yet the effect that adoption of SFAS 159 may have on our results of operations or financial position.

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

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years.  The following is a summary of property, equipment and accumulated depreciation at December 31, 2007 and December 31, 2006:

	2007	2006
Equipment	$1,818,250	$1,800,255
Furniture and fixtures	120,114	120,114
Leasehold improvements	826,511	826,511
	2,764,875	2,746,880
Less: Accumulated depreciation	(2,010,137)	(1,467,479)
Total	$754,738	$1,279,401

Depreciation and amortization expense for the periods ended December 31, 2007 and December 31, 2006 were $542,658 (of which $294,280 is included in “idle facility expense”), and $535,411 (of which $282,207 is included in “idle facility expense”), respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4– INCOME TAXES

We may from time to time be assessed interest or penalties by major jurisdictions. In the event we receive an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

At December 31, 2007 and 2006 there are no unrecognized tax benefits and no accrued interest or penalties, and the Company does not expect the unrecognized benefits to change significantly over the next twelve months. We file income tax returns in the U.S. federal and state jurisdictions. The statute of limitations remains open for these jurisdictions for tax years 2003 and forward. The Company has not taken a position that, if challenged, would have a material effect on the financial statements for the twelve months ended December 31, 2007, or during the prior three years applicable under FIN 48. As a result of the adoption of FIN 48, we did not recognize any adjustment to the beginning balance of accumulated deficit on the accompanying balance sheet.

The following is a reconciliation of income tax computed at statutory rates to the provision for taxes:

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Federal tax (benefit)	$(4,859,900)	(34.0)%	$(4,280,400)	(34.0)%
State tax (benefit)	(1,274,000)	(9.5)%	(1,099,400)	(9.5)%
Expenses not deductible for income tax purposes:
Other	10,300	0.1%	325,300	2.6%
Deferred tax asset	6,123,600	42.9%	5,054,500	42.7%
	$—	—	$—	—

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the cumulative deferred tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
Net operating losses (cumulative)	$14,293,900	$12,589,300
Tax depreciation in excess of book	587,600	852,600
Net operating loss carry-forwards	$13,706,300	$11,736,700

Deferred tax asset	$4,859,900	$4,280,000
Deferred tax valuation allowance	$(4,859,900)	$(4,280,000)

At December 31, 2007 and 2006, the Company has federal net operating loss carryforwards of approximately $14,293,900 and $12,589,300 respectively, which expire in the years 2015 through 2022, and state net operating loss carryforwards of approximately $13,410,700 at December 31, 2007, which expire in the years 2008 through 2012. The change in the allowance account from December 31, 2006 to December 31, 2007 was $579,900.

NOTE 5 – CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation.  The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock.  As of December 31, 2007, the Company has not issued any preferred stock.

Common Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation.  The Company is authorized to issue 75,000,000 shares of non-assessable $0.01 par value common stock.  Each share of stock is entitled to one vote at the annual shareholders’ meeting.

In May 2005, the Company commenced a private placement offering of its common stock to accredited investors.  During the first round of investment, the Company sold 1,044,166 units for $0.75 per unit, with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $783,125.  The exercise price of the warrants is $1.50, and they expire on December 31, 2007.  The value of the warrants attached to the stock issued was $110,454, based upon the Black-Scholes option model.

In November 2005, during the second round of investment, the Company sold 954,001 units for $0.25 per unit, with each unit consisting of one share of common stock and 80% of a warrant to

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

In January 2006 the Company raised an additional $100,000 from investors based on the terms of the second round of financing.  The company sold 400,000 units for $0.25 per unit, with each unit consisting of one share of common stock and 80% of a warrant to purchase an additional share of common stock.  The exercise price of the warrants is $0.90, and they expire on June 30, 2008. The Black-Scholes Option was used to determine the value of the warrants. The value was determined to be immaterial and therefore not accounted for separately.

In March 2006 a third round of investing was started.  During the period ended June 30, 2006, the Company sold 3,425,000 units for $.20 per unit, with each unit consisting of one share of common stock and 40% of a warrant to purchase an additional share of common stock, raising $685,000.  The exercise price of the warrants is $0.45, and they expire on June 30, 2008. The Black-Scholes Option was used to determine the value of the warrants. The value was determined to be immaterial and therefore not accounted for separately.

In March 2007, the Company issued 267,192 shares of its common stock to its outside directors as compensation for services rendered in 2006. The Company issued 35,000 shares of common stock to Dutchess Private Equities Fund Ltd. in April 2007 for a sale price of $5,411.

In September 2007 a round of private placement issuing 1,525,000 shares of common stock at $.20 per share raised $305,000. The placement included 533,750 warrants at $.45 per share expiring September 30, 2009. The Black-Scholes Option was used to determine the value of the warrants. The value was determined to be immaterial and therefore not accounted for separately.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent was paid with one share of common stock for each $1.00 of rent until April, 2007 when half the rent was paid in cash and half in stock. In October, 2007 the rent increased by three percent, half paid in cash and half in stock. A total of 90,207 shares, valued at approximately $16,580, were issued during the twelve month period ended December 31, 2007 for payment of rent and a total of 128,769 shares of stock valued at $31,311, were issued during the year ended December 31,

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

2006. Additionally, the Company issued 154,957 shares of common stock at an average price of $.17 per share in exchange for services during the year ended December 31, 2007 and a total of 137,725 shares of common stock at an average price of $.22 per share was issued for services during the year ended December 31, 2006.

NOTE 6 – COMMON STOCK OPTIONS AND  WARRANTS

2002 Stock Plan
During the twelve months ended December 31, 2007, the Company recorded an expense of approximately $ 58,076 for vested options. 400,000 options valued at approximately $76,000 expired.

The following is a summary of the Company’s equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	875,000	$0.62	840,000

Total	875,000		840,000

(1) Second Amended and Restated 2002 Stock Plan

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

Following is a summary of the status of the options outstanding during the periods ended December 31, 2007 and December 31, 2006.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,160,0000	$0.60
Granted	250,0000	.27
Exercised
Rescinded	(135,000)	.50
Outstanding at December 31, 2006	1,275,000	.55
Granted	—	—
Exercised	—	—
Rescinded	(400,000))	.19
Options outstanding at December 31, 2007	875,000	$0.62
Options exercisable at December 31, 2007	862,400	$0.67

Summarized information about stock options outstanding and exercisable at December 31, 2007 is as follows:

	Outstanding Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$.17 - $1.10	875,000	2.76 yrs.	$.62
	Exercisable Options
Exercise Price Range	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price
$.18 - $3.05	842,600	2.84 yrs.	$.67

Warrants
At December 31, 2007and December 31, 2006, there were outstanding warrants to purchase 12,883,451 and 16,818,695 shares respectively, of the Company’s common stock, at prices ranging from $.45 to $2.50 per share.  The warrants vest at various rates ranging up to 4 years and expire at various dates through 2014.

NOTE 6 – CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank.  These funds are insured to a maximum of $100,000.  At December 31, 2007 and at December 31, 2006, none of these funds are considered at risk.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application.  The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process.  The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002.  In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts.  During the periods ended December 31, 2006 and December 31, 2007, applicable royalties were waived by the patent holder.

On October 13, 2005, the license agreement was amended.  The related party agreed to waive any royalties until the Company reaches annual sales of $5,000,000.  In addition, the related party agreed to waive any royalties if the products produced by the licensed technology don’t make a profit of more than 12.5% before payment of income taxes (EBITA).  No royalties were paid or accrued during the period ended December 31, 2007.

Building Lease in Fitchburg
In September 2003, the Company signed a five-year lease agreement for a commercial real estate property in Fitchburg, Massachusetts.  The base rent, which for the first year was $10,843 per month, will be paid with one share of common stock for each $1.00 of rent through April, 2007, when 50% of the rent became payable in stock and 50% in cash. The lease provides for the Company to purchase this property in September 2006 and is obligated to do so by September 2008. Total rental expense, including common area charges, for the periods ending December 31, 2007 and December 31, 2006 was approximately $ 71,166(of which $51,908 is included in “idle facility expense”) and $45,311 (of which $30,358 is included in “idle facility expense”).

NOTE 8– CAPITAL LEASES

During the year ended December 31, 2002, the Company entered into a capital lease contract for equipment valued at $7,278. The contract is for three years with monthly payments of $280, plus taxes. This equipment is included in property and equipment of the Company, and is being depreciated over five years. This lease was paid off during the year ended December 31, 2006.

NOTE 9– SUBSEQUENT EVENTS

The September 2007 private placement resulted in an additional 1,325,000 shares being sold during the first quarter of 2008, raising $265,000. The shares were purchased at $.20 per share and included 463,750 warrants exercisable through September 30, 2009 at $.45 per share.
During the first quarter of 2007, 283,333 options expired at an average price of $.85 per share.

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans Payable
On November 7, 2005, the company received a loan from an officer. The loan accrued interest at 9.99% per annum. During 2006, the Company made monthly payments of $3,000 including interest. At December 31, 2006, the balance of this loan was $24,601. This loan was paid in full during 2007.  Interest expense for the years ended December 31, 2007 and 2006 amounted to $1,815 and $1,247, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the capacities and on the dates indicated.

INTEGRATED PHARMACEUTICALS, INC.

Date: April 11, 2008	By:	/s/ Peter Featherston
Peter Featherston,
Chief Executive Officer, President and Director

Date: April 11, 2008	By:	/s/ Nilu P. Chatterjee
Nilu P. Chatterjee,
Vice President, Treasurer and Director

Date: April 14, 2008	By:	/s/ Edward Furtado
Edward Furtado,
Vice President and Director

Date: April __, 2008	By:	/s/
Sally Johnson-Chin,
Director

Date: April 11, 2008	By:	/s/ David H. Smith II
David H. Smith II,
Director and Chief Financial Officer

Date: April 11, 2008	By:	/s/ Ken Wlosek
Ken Wlosek,
Director