Form 10QSB
period 2008-03-31
INTEGRATED PHARMACEUTICALS INC
filed 2008-05-20
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

As of March 28, 2008 the Issuer had 42,589,799 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes☐    No☑

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-QSB

TABLE OF CONTENTS

		PAGE
PART II. – FINANCIAL INFORMATION

ITEM 1	Financial Statements	3 - 12

ITEM 2	Plan of Operation; Management’s Discussion and Analysis	13

ITEM 3	Controls and Procedures	14

PART II. – OTHER INFORMATION

ITEM 1	Legal Proceedings	14

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3	Default Upon Senior Securities	15

ITEM 4	Submission of Matters to a Vote of Security Holders	15

ITEM 5	Other Information	16

ITEM 6	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

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

PART I

ITEM 1.        Financial Statements

Integrate Pharmaceuticals Inc.
Financial Statements
For The Quarter Ended March 31, 2008
(Unaudited)

CONTENTS

PAGE

4	Balance Sheets As At March 31, 2008 And December 31, 2007

5	Statements Of Operations And Income For The Three Months Ended March 31, 2008 and March 31, 2007

6	Statements Of Cash Flows For The Three Months Ended March 31, 2008 and March 31, 2007

7 - 11	Notes To Financial Statements – March 31, 2008

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
BALANCE SHEETS

	31-Mar	Audited
	2008	December 31,
	(unaudited)	2007

ASSETS
CURRENT ASSETS
Cash	$90,658	$66,503
Accounts receivable	27,687	27,687
Inventory	107,922	107,922
Prepaid expenses	22,908	43,699
Total Current Assets	249,175	245,811

PROPERTY AND EQUIPMENT, net	620,084	754,737

OTHER ASSETS
Investments	1,940	2,390
Deposits	—
Patents, net of amortization	100,645	102,123
Total Other Assets	102,585	104,513

TOTAL ASSETS	$971,844	$1,105,061

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$170,456	$155,852
Accrued expenses	84,500	113,482
Related party short-term debt		—
Capital leases payable - current portion	—	—
Total Current Liabilities	254,956	269,334

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $0.10 par value, 20,000 shares
authorized; no shares issued		—
Common stock, $0.01 par value, 75,000,000 shares
authorized; 22,553,106 and 18,632,626 shares
issued and outstanding, respectively	436,103	422,449
Additional paid-in capital	17,548,096	17,290,290
Other comprehensive income (loss)	(80)	370
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(16,772,607)	(16,382,758)

Total Stockholders' Equity	716,888	835,727

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$971,844	$1,105,061

The accompanying notes are an integral part of these interim financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			February 1, 2003
	Three Months Ended		(inception of
			development stage)
	March 31, 2008	March 31, 2007	to March 31,2008
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$—	$173,399

COST OF GOODS SOLD
Materials and supplies	—	—	113,484
Total Cost of Goods Sold	—	—	113,484

GROSS PROFIT	—	—	59,915

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	65,706	65,844	981,397
Research and development	48,409	55,558	1,126,480
Marketing	2,025	355	641,428
Legal and professional fees	23,381	79,525	1,442,723
Consulting		59,359	3,193,448
Idle facility expense	119,370	139,884	2,453,457
Occupancy	52,416	30,985	1,215,390
Labor and benefits	31,831	22,575	919,259
Services paid by stock options	2,850	2,850	1,494,423
Office supplies and expenses	4,059	7,255	201,422
Travel	1,315	770	185,704
Other general and administrative expenses	37,053	29,167	671,052
Total General and Administrative Expenses	388,415	494,127	14,526,183

OPERATING INCOME (LOSS)	(388,415)	(494,127)	(14,466,268)

OTHER INCOME (EXPENSES)
Interest income	2	2	10,285
Interest expense	(1,436)	(1,901)	(1,433,645)
Other income (expense)	—	—	(5,560)
Total Other Income and Expenses	(1,434)	(1,899)	(1,428,920)

LOSS BEFORE TAXES	(389,849)	(496,026)	(15,895,188)

INCOME TAXES	—	—	—

NET LOSS	(389,849)	(496,026)	(15,895,188)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) in market value of
investments	(80)	(870)	1,570

COMPREHENSIVE LOSS	$(389,929)	$(496,896)	$(15,893,618)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	43,870,839	40,523,130

The accompanying notes are an integral part of these interim financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
			February 1, 2003
			(inception of
	Period Ended	Period Ended	development stage)
	March 31, 2008	March 31, 2007	to March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(389,849)	$(496,026)	$(16,743,797)
Adjustments to reconcile net income (loss) to net cash	——
flows provided (used) by operating activities:
Depreciation and amortization	134,653	137,988	2,020,957
Loss on disposition of assets	—	—	7,024
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	998	7,298	616,577
Stock issued for services	2,612	21,221	1,212,124
Stock issued for assets and securities	—	—	43,739
Stock options and warrants vested	2,850	62,209	3,968,408
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	—	253,753
Other Adjustments	—	—	(1,850)
Changes in assets and liabilities:
Receivables	—	—	(11,603)
Inventory	—	(1,641)	(107,922)
Prepaid expenses	20,791	32,169	117,794
Other assets	—	—	13,247
Accounts payable	14,604	(98,623)	71,716
Accrued expenses	(28,982)	(37,435)	(98,483)
Net cash used by operating activities	(242,323)	(372,840)	(7,413,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	—	—	(2,761,533)
Patent costs	1,478	(2,815)	(115,267)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	1,478	(2,815)	(2,691,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	265,000	24,500	9,033,140
Payments on capital leases	—	—	(9,563)
Proceeds from related party loans	—	(11,339)	(56,701)
Proceeds from exercise of options	—	—	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	265,000	13,161	9,907,856

Net increase in cash	24,155	(362,494)	(197,294)

Cash, beginning of period	66,503	872,182	287,952

Cash, end of period	$90,658	$509,688	$90,658
	—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$25,000

NON-CASH INVESTING AND FINANCING:
Stock options and warrants vested	$2,850	$—	$3,739,965
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Stock issued for prepaid and deferred rent and rent expense	$998	$—	$599,762
Stock and warrants issued for services	$2,612	$—	$1,078,701
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
	Common Stock		Additional	Accumulated	Accumulated	Other
	Number		Paid-in	Deficit Prior to	Deficit During	Comprehensive
	of Shares	Amount	Capital	Development Stage	Development Stage	Loss	Total

Balance, December 31, 2007	42,505,005	$422,449	$17,290,290	(494,624)	$(16,382,758)	$370	$835,727

Stock issued at an average of $.12 per
share in exchange for legal services	22,363	219	2,393	—	—	—	2,612

Stock issued at an average price of
$.06 per share in exchange
for rent expense	18,471	185	813	—	—	—	998

Shares issued to directors for services	—	—	—				—

Value of warrants vested during the period		—					—

Value of options vested during the period		—	2,850				2,850

Stock and warrants issued for private
placement	1,325,000	13,250	251,750	—	—	—	265,000

Adjustment for employee options vested
but not exercised							—

Unrealized gain on market value of
investment						(450)	(450)

Other Adjustments

Net loss for the Period ended
March 31, 2008	—	—			(389,849)	—	(389,849)

Balance, March 31, 2007	43,870,839	$436,103	$17,548,096	(494,624)	$(16,772,607)	$(80)	$716,888

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

At March 31, 2008, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited financial statements should be read in conjunction with the audited financial statements included in our annual report on Form 10KSB for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2008

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

Fair Value of Financial Instruments
Our financial instruments as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” include cash, accounts payable and accrued liabilities. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and December 31, 2007.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2 -	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 -	Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash instruments that are valued based on quoted market prices in active markets are primarily money market securities.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods.  Inventories are stated at the lower of cost or market.  Cost has been determined by using the first-in first-out method.  As of March 31, 2008, the Company’s raw material, work in process, and finished goods inventories totaled $63,674, $12,026, and $32,222 respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years.  The following is a summary of property, equipment and accumulated depreciation at March 31, 2008 and December 31, 2007:

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2008

	March 31, 2008	December 31, 2007
Equipment	$1,818,250	$1,818,250
Furniture and fixtures	120,114	120,114
Leasehold improvements	826,511	826,511
	2,764,875	2,764,875
Less: Accumulated depreciation	(2,144,791)	(2,010,137)
Total	$620,084	$754,738

Depreciation and amortization expense for the periods ended March 31, 2008 and December 31, 2007 were $134,653 (of which $72,008 is included in “idle facility expense”), and $542,658 (of which $294,280 is included in “idle facility expense”), respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

In January 2008, the Company sold 1,325,000 units for $0.20 per unit, raising $265,000.  Each units consists of one share of common stock and a warrant to purchase an additional 0.35 shares of common stock.  The exercise price of the warrants is $0.45 and they expire on Sept 30, 2009.

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent.  A total of 18,471 shares, valued at approximately $1,050 were issued during the three-month period ended March 31, 2008 for payment of rent.  Additionally, the Company issued 22,363 shares of common stock at an average price of $0.12 per share in exchange for services valued at approximately $2,600.

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2008

NOTE 5 – COMMON STOCK OPTIONS AND WARRANTS

2002 Stock Plan
During the three months ended March 31, 2008, the Company recorded an expense of approximately $2850 for vested options.

The following is a summary of the Company’s equity compensation plans:

Plan	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plan approved by security holders (1)	538,888	$0.62	1,061,112

Total	538,888		1,061,112

(1) Second Amended and Restated 2002 Stock Plan

Following is a summary of the status of the options outstanding during the periods ended December 31, 2007 and March 31, 2008.

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,297,222	$0.55
Granted
Exercised	—	—
Rescinded	(475,000)	—
Outstanding at December 31, 2007	822,222	0.62
Granted	—	—
Exercised	—	—
Rescinded/Expired	(283,333)	—
Options outstanding at March 31, 2008	538,888	$0.62

Options exercisable at March 31, 2008	534,088	$0.72
Weighted average fair value of options granted in 2008		—

INTEGRATED PHARMACEUTICALS, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2008

Warrants
At March 31, 2008 and December 31, 2007, there were outstanding warrants to purchase 13,347,201 and 12,883,451 shares respectively, of the Company’s common stock, at prices ranging from $0.35 to $1.50 per share.  The warrants vest at various rates ranging up to 5 years and expire at various dates through 2014.

NOTE 6 – CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank.  These funds are insured to a maximum of $100,000.  At March 31, 2008, approximately $ 0 was at risk.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application.  The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process.  The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002.  In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts.  During the periods ended December 31, 2007 and March 31, 2008, applicable royalties were waived by the patent holder.

NOTE 8 –SUBSEQUENT EVENTS

Subsequent to March 31, 2008 the Company raised $255,000 from various individual accredited investors.  These investors purchased units consisting of a restricted share of the Company’s common stock and a warrant to purchase 0.65 shares of common stock, for $0.10 a unit.  The warrants are exercisable at $0.35 per share and are valid until December 31, 2009.  Those investors who invested $25,000 or more in this private placement and who also invested in the September 2007 Private Placement were granted a nine months extension of the warrants purchased in the September 2007 private placement, extending the expiration date of those warrants to June 30, 2010 from September 30, 2009.

ITEM 2.        Management’s Discussion and Analysis

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

We generated no operating revenue during the first quarter of 2008 as we continued our transition from development stage production company to a consumer-product company utilizing our technology to launch a new bottled water product called HEALTHYCAL+™.

Plan of Operation.

In 2008, we will seek to begin selling in stores HEALTHYCAL+, our new bottled water beverage that contains 100% absorbable calcium and magnesium plus electrolytes, in the Northeast and the Mid West.  A large bottling company, a bottle shape and size and a label have been selected. Several orders have been secured, and a distributor with 600 stores has agreed to carry our product.  We will seek to expand distribution regionally in 2008 and nationally in 2009. We will explore in 2008 and seek to introduce in 2009 a children’s line of HEALTHYCAL+ water with and without flavoring. We may continue to sell our calcium powder to CAL-SAP™ and will seek to sell it to various other food and beverage businesses as an addition to their product(s). In 2008, we will explore  the packaging of our powder as a stand alone product under our own brand. In 2009 we will seek to introduce a patented lactose free milk based yogurt product.

Initial bottling of HEALTHYCAL+ was delayed by the bottlers but we expect that bottles will be filled and sent out for FDA and State compliance analysis testing in the second quarter of 2008. Analysis should take approximately twenty days. A label has been designed for HEALTHYCAL+ and will go into print production in the second quarter of 2008. We expect production of our first labeled bottles by the bottler will be filled immediately upon receipt of the printed labels.

Financial Condition and Operations

Financial Condition.

In April 2008 we raised $255,000 in a private placement of our common stock.  We anticipate that we will need to raise additional funds in 2008 in order to advertise, market, manufacture and distribute our bottled water and our calcium supplement products in 2008 and 2009.

Our short-term liquidity will be affected by our ability to raise capital. Our long-term liquidity will be affected by our ability to generate sales, which is subject to uncertainties. In addition, we are obligated to purchase our Fitchburg facility by September 2008. At that time, the purchase price will be approximately $1.75 million. We have not yet arranged for financing for this purchase. We have had initial discussions with the landlord about extending the lease, possibly under new terms.

Facility, equipment and software upgrades may be needed and some may be required to maintain the certifications necessary to produce our mineral powders in house especially as they relate to human consumption in food and beverage products. The costs of those upgrades and improvements are being researched and evaluated.

Our capital needs for 2008 will depend upon the amount and mix of purchase orders that we receive (assuming that we receive such orders at all).  Assuming that we generate some sales revenues by the third quarter of 2008, we should be able to pay for the cost of filling the orders out of our working capital.

There are no significant elements of income or loss that do not arise from our operations.  Trends for increased sales-of and consumption-of bottled water and mineral-enhanced beverages appear to remain constant if not growing while environmental concern over plastic bottles is still high. We will continually look for more environmentally friendly ways to package our bottled water in 2008 and 2009. At the moment, there do not appear to be seasonal aspects to our business. The number of employees will remain approximately the same at this time.

Material Commitments for Capital Expenditures. We have no such commitments outstanding other than the obligation to purchase our Fitchburg facility for $1.75 million.

Trends and Seasonality. We are not aware of any trends that are likely to have a material impact on our liquidity, or on our net sales or revenues or income from continuing operations. We are not aware of any seasonality in our business.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

ITEM 3.       Controls and Procedures

Disclosure Controls And Procedures

In connection with the preparation of our quarterly report on Form 10-QSB, an evaluation was carried out by Integrated Pharmaceuticals Inc.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Integrated Pharmaceuticals Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Integrated Pharmaceuticals Inc.’s management concluded, as of the end of the period covered by this report, that Integrated Pharmaceuticals Inc.’s disclosure controls and procedures were effective.

Control Over Financial Reporting

During the three-month period ended March 31, 2008, there was no change in Integrated Pharmaceuticals Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, Integrated Pharmaceuticals Inc.’s internal control over financial reporting.

PART II.  – OTHER INFORMATION

ITEM 1.        Legal Proceedings.

The Company is not a party to any pending legal proceedings, nor is its property the subject of any pending legal proceeding.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In April and May 2008, we raised $255,000 in a private placement of units consisting of common stock and warrants.   Each unit sold for $0.10 per unit included one share of stock and a warrant to purchase 0.65 shares of our common stock.  The warrants expire on December 31, 2010 and are exercisable at $0.35 per share.  Those investors who invested $25,000 or more in this private placement and who also invested in the September 2007 Private Placement were granted a nine months extension of the warrants purchased in the September 2007 private placement, extending the expiration date of those warrants from September 30, 2009 to June 30, 2010.

In January 2008, the Company raised $265,000 in a private placement to accredited investors.  The Company sold units consisting of common stock and warrants at a price of $0.20 per unit.   A total of 1,325,000 units were sold.  Each units consisted of one share of common stock and a warrant to purchase an additional share 0.35 shares of common stock.  The exercise price of the warrants is $0.45 and they expire on Sept 30, 2009.  The stock certificates for the 1,325,000 shares subscribed for at that time have not yet been issued.

In September 2007, the Company raised $305,000 in a private placement to accredited investors.  In this financing round, the Company sold 1,525,000 shares of common stock and warrants to purchase an additional 533,750 shares of common stock for a total purchase price of $305,000.  The exercise price of the warrants is $0.45, and they expire on September 30, 2009.

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

Also in November 2005 individuals that had invested during the first round of the private placement offering, received additional warrants. If they did not participate in the November 2005 private placement, they received a warrant for 20% of the number of shares originally purchased; and if they did participate in the November 2005 private placement, they received a warrant for 40% of the number of shares originally purchased. The exercise price of these warrants was $1.50, and they expired on December 31, 2007.

 In November 2005, the Company sold 954,001 units for $0.25 per unit, with each unit consisting of one share of common stock and a warrant to purchase 80% of an additional share of common stock, raising $238,500. The exercise price of the warrants is $0.90, and they expire on June 30, 2008.

In May 2005, the Company commenced a private placement offering of its common stock to accredited investors. During this round of investment, the Company sold 1,044,166 units for $0.75 per unit, with each unit consisting of one share of common stock and a warrant to purchase 40% of an additional share of common stock, raising $783,125. The exercise price of the warrants is $1.50, and they expired on December 31, 2007.

ITEM 3.        Default Upon Senior Securities

The Company has no senior securities outstanding.

ITEM 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.        Other Information.

None.

ITEM 6.        Exhibits and Reports on Form 8-K

The following documents are filed as exhibits to this Form 10-QSB:

Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Integrated Pharmaceuticals, Inc. (1)

3.2	Amended and Restated Bylaws of Integrated Pharmaceuticals, Inc. (2)

4.1	Specimen Certificate for Integrated Pharmaceuticals, Inc. Common Stock, par value $.01 per share (2)

4.2	Form of Common Stock Purchase Warrant (2)

10.1	Amended and Restated Patent License Agreement with NEC Partners (2)

10.2	Lease Agreement with Chantilas Properties, LLC and Advanced Process Technologies, Inc. (2)

10.3	Assignment and Assumption of Lease(2)

10.4	Consulting and Warrant Agreements with James Czirr (2)

10.5	2002 Stock Plan (2)

10.6	Registration Rights Agreement(2)

10.7	Letter dated May 5, 2005 amending the Patent License Agreement with NEC Partners (3)

10.8	Letter dated October 13, 2005 amending the Patent License Agreement with NEC Partners (4)

10.9	Investment Agreement between the Company and Dutchess Private Equities Fund, LP dated December 22, 2007 (5)

10.10	Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP dated December 22, 2007 (5)

10.11	Placement Agent Agreement among the Company, US Euro Securities Inc. and Dutchess Private Equities Fund, LP dated December 22, 2007 (5)

14	Financial Code of Ethics (6)

21	Subsidiaries of Integrated Pharmaceuticals (6)

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
(5)  Previously filed and incorporated by reference to the Company’s Registration Statement on Form SB-2 with the Securities Exchange Commission on January 26, 2008.
(6)  Previously filed and incorporated by reference to the Company’s Form 10-KSB filed with the Securities Exchange Commission on September 29, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Peter Featherston
By:  Peter Featherston
Its:  CEO

Date:  May 20 , 2008