Form 10-Q
period 2008-06-30
INTEGRATED PHARMACEUTICALS INC
filed 2008-11-12
CIK 1265449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number    000-50960

Integrated Pharmaceuticals, Inc.

(Exact name of registrant in its charter)

Idaho	04-3413196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Authority Drive
Fitchburg, MA 01420
(Address of principal executive offices) (Zip Code)

(978) 696-0020
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐     No☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2008, the Issuer had 47,048,217 shares of $.01 par value common stock outstanding.

INTEGRATED PHARMACEUTICALS, INC.
FORM 10-Q

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Balance Sheets As Of June 30, 2008 And December 31, 2007	3

	Statements Of Operations For The Three Month and Six Month Periods Ended June 30, 2008 and June 30, 2007, and for the period commencing February 1, 2003 (the commencement of the development stage) and ended June 30, 2008	4

	Statements Of Cash Flows For The Six Month Periods Ended June 30, 2008 and June 30, 2007 and for the period commencing February 1, 2003 (the commencement of the development stage) and ended June 30, 2008	5

	Statement of Stockholders’ Equity for the Sixth Month Period Ended June 30, 2008	6

	Notes to Financial Statements – June 30, 2008	7 - 14

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4	Controls and Procedures	16

PART II. – OTHER INFORMATION

ITEM 1A	Risk Factors	16

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 6	Exhibits	17

SIGNATURES		18

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,
	2008	December 31,
	(unaudited)	2007

ASSETS
CURRENT ASSETS
Cash	$180,853	$66,503
Accounts receivable	—	27,687
Inventory	108,384	107,922
Prepaid expenses	68,313	43,699
Total Current Assets	357,550	245,811

PROPERTY AND EQUIPMENT	2,764,875	2,764,875
Less: accumulated depreciation	2,279,070	2,010,138
Net property and equipment	485,805	754,737

OTHER ASSETS
Investment	1,680	2,390
Deposits	—
Patents, net of amortization	97,092	102,123
Total Other Assets	98,772	104,513

TOTAL ASSETS	$942,127	$1,105,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$273,664	$155,659
Accrued expenses	83,833	113,482
Related party short-term debt		—
Capital leases payable - current portion	—	—
Total Current Liabilities	357,497	269,141

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.10 par value, 20,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 47,048,217 and 42,551,795 shares issued and outstanding, respectively	470,482	425,518
Additional paid-in capital	17,883,050	17,349,650
Other comprehensive income (loss)	(340)	370
Accumulated deficit prior to development stage	(494,624)	(494,624)
Accumulated deficit during development stage	(17,273,938)	(16,444,994)

Total Stockholders’ Equity	584,630	835,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$942,127	$1,105,061

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					Period from
					February 1, 2003
	Three Months Ended		Six Months Ended		(inception of
					development stage)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	to June 30, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—	$8,400	$—	$8,400	$173,399

COST OF GOODS SOLD
Materials and supplies	—	7,680	—	7,680	112,614
Total Cost of Goods Sold	—	7,680	—	7,680	112,614

GROSS PROFIT	—	720	—	720	60,785

GENERAL AND ADMINISTRATIVE EXPENSES
Depreciation and amortization	66,376	65,844	132,082	131,688	1,158,967
Research and development	36,290	39,563	84,699	94,151	1,235,046
Marketing	885	4,696	2,910	5,051	766,027
Legal and professional fees	53,255	93,788	60,605	173,363	1,496,753
Consulting	26,193	—	42,224	59,359	3,222,334
Idle facility expense	136,045	128,738	255,416	269,046	2,837,285
Occupancy	23,854	22,468	76,269	47,981	1,310,498
Labor and benefits	22,222	75,726	54,053	98,301	1,100,783
Share-based compensation	—	—	2,850	2,850	1,552,499
Office supplies and expenses	8,933	6,182	12,992	13,394	223,849
Travel	3,165	4,013	4,480	4,784	192,574
Other general and administrative expenses	61,049	23,961	98,103	57,919	803,819
Total General and Administrative Expenses	438,267	464,979	826,683	957,887	15,900,434

OPERATING LOSS	(438,267)	(464,259)	(826,683)	(957,167)	(15,839,649)

OTHER INCOME (EXPENSES)
Interest income	2	2	4	3	10,068
Interest expense	(829)	(1,148)	(2,265)	(3,050)	(1,443,239)
Other income (expense)	—	—	—	—	(1,118)
Total Other Expenses	(827)	(1,146)	(2,261)	(3,047)	(1,434,289)

LOSS BEFORE TAXES	(439,094)	(465,405)	(828,944)	(960,214)	(17,273,938)

INCOME TAXES	—	—	—	—	—

NET LOSS	(439,094)	(465,405)	(828,944)	(960,214)	(17,273,938)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) in market value of investments	(80)	—	(710)	—	2,060

COMPREHENSIVE LOSS	$(439,174)	$(465,405)	$(829,654)	$(960,214)	$(17,271,878)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	44,467,862	40,235,238	43,304,173	40,150,868

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

			Period from
	Six Month	Six Month	February 1, 2003
	Period Ended	Period Ended	(inception of
	June 30, 2008	June 30, 2007	development stage)
	(unaudited)	(unaudited)	to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(828,944)	$(960,214)	$(17,273,938)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	276,048	270,981	2,162,371
Loss on disposition of assets	—	—	7,024
Provision for bad debt	27,687	—	27,687
Stock and warrants issued as incentive for notes payables	—	—	496,389
Stock issued for interest expense	—	—	149,878
Stock issued for rent expense	3,952	12,912	619,531
Stock issued for services	51,562	30,864	1,390,230
Stock issued for assets and securities	—	—	43,739
Share-based compensation and warrants vested	2,850	62,209	3,968,408
Recognition of noncash deferred financing expense	—	—	578,699
Options and warrants issued for services and financing	—	—	253,753
Other adjustments	—	—	(1,850)
Changes in assets and liabilities:
Receivables	—	—	(11,603)
Inventory	(462)	4,942	(108,384)
Prepaid expenses	(24,614)	19,349	72,389
Other assets	—	—	13,247
Accounts payable	118,005	(24,537)	175,117
Accrued expenses	(29,649)	(11,228)	(137,279)
Net cash used by operating activities	(403,565)	(594,722)	(7,574,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(16,997)	(2,761,533)
Patent costs	(2,085)	1,117	(118,830)
Leasehold concessions received	—	—	185,000
Net cash used by investing activities	(2,085)	(15,880)	(2,695,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock units	520,000	30,154	9,288,140
Payments on capital leases	—	—	(9,563)
Payments of related party loans	—	(24,061)	(56,701)
Proceeds from exercise of options	—	—	1,080
Proceeds from convertible debt	—	—	939,900
Net cash provided by financing activities	520,000	6,093	10,162,856

Net increase (decrease) in cash	114,350	(604,509)	(107,099)

Cash, beginning of period	66,503	872,182	287,952

Cash, end of period	$180,853	$267,673	$180,853

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$33,196
NON-CASH INVESTING AND FINANCING:
Stock options and warrants vested	$2,850	$—	$3,739,965
Stock and warrants issued for convertible debt	$—	$—	$1,613,076
Stock issued for assets and securities	$—	$—	$43,739
Stock issued as deferred incentive for notes payables	$—	$—	$519,587
Stock issued for prepaid and deferred rent and rent expense	$3,952	$—	$602,716
Stock and warrants issued for services	$51,562	$—	$1,127,651
Warrants and options issued for deferred services and financing	$—	$—	$520,102
Accounts payable paid by contributed capital	$—	$—	$27,767
Noncash recovery of other income	$—	$—	$1,850

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

				Other		Accumulated	Accumulated	Accumulated
	Common Stock		Additional	Additional		Deficit Prior to	Deficit During	Other
	Number of Shares	Amount	Paid-in Capital	Paid-in Capital	Stock Options and Warrants	Development Stage	Development Stage	Comprehensive Income(Loss)	Total

Balance, December 31, 2007	42,551,795	$425,518	$17,349,650	$8,421,864	$8,504,429	$(494,624)	$(16,444,994)	$370	$835,920

Common stock issued at an average of $.15 per share in exchange for legal services	81,780	818	11,244		—	—	—	—	12,062

Common stock issued at an average price of $.11 per share in exchange for rent expense	36,942	369	3,583		—	—	—	—	3,952

Shares issued to directors for services	502,700	5,027	34,473			—	—	—	39,500

Share-based compensation	—	—	2,850	—	58,076	—	—		2,850

Common stock and warrants issued in connection with private placement	3,875,000	38,750	481,250			—	—	—	520,000

Adjustment for employee options vested but not exercised									—
Unrealized loss on market value of investment	—	—	—			—	—	(710)	(710)

Other Adjustments		—		(923)			—		—
Net loss for the Period ended June 30, 2008	—	—	—	—	—	—	(828,944)	—	(828,944)

Balance, June 30, 2008	47,048,217	$470,482	$17,883,050	$8,420,941	$8,562,505	$(494,624)	$(17,273,938)	$(340)	$584,630

The accompanying notes are an integral part of these financial statements.

INTEGRATED PHARMACEUTICALS, INC. (A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 – BUSINESS ORGANIZATION AND BASIS OF PRESENTATION

Operations

Integrated Pharmaceuticals, Inc., (hereinafter, “the Company”) is the successor to Advanced Process Technologies, Inc. (hereinafter, “APT”) a corporation formed on March 23, 1998 under the laws of the Commonwealth of Massachusetts.  In February 2003, the Company began a new development stage whereby it began the development of technologies for the production of clinically active pharmaceutical compounds, including active small molecules and recombinant DNA technology derived products.  The Company was involved in contract research for pharmaceutical companies through January 2003, when it changed its primary focus to the development of its own technology and manufacturing capacity.

On September 5, 2000, APT agreed to an exchange of its stock in an acquisition with Bitterroot Mining Company (hereinafter “Bitterroot”).  This transaction was accounted for as an acquisition and recapitalization of an operating enterprise by a non-operating public company.  The legal entity is that of Bitterroot, while the accounting entity is the operating company, which had been APT.  At that time, APT acquired new non-qualifying shareholders and automatically converted from an “S” corporation to a regular “C” corporation.  On November 28, 2000, the APT changed its name to Integrated Pharmaceuticals, Inc.  As a result of this transaction, Integrated Pharmaceuticals, Inc. changed its state of domicile to Idaho, and operates as an Idaho corporation.

Subsequent to June 30, 2008, due to the problems that the Company has encountered in trying to execute its business plan, the Board voted to suspend all activity related to bringing its water product to market, to layoff all employees and to focus instead on reducing or eliminating its liabilities and converting the Company to an inactive shell.  It is expected that the Company will continue in existence as an inactive shell company.  The Company’s Chief Executive Officer is presently negotiating with all of its vendors to settle the Company’s outstanding liabilities at below carrying value.  The ultimate outcome of these negotiations is uncertain at this time.

As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has earned minimal revenues and has incurred a net loss from inception of development stage (February 1, 2003) through June 30, 2008 totaling approximately $17.3M.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and the assets and liabilities of the Company are presented at carrying value in the accompanying financial statements and do not purport to represent realizable or settlement values.

INTEGRATED PHARMACEUTICALS, INC. (A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Basis of Presentation

At June 30, 2008, the Company was considered a development stage enterprise as it is devoting substantially all of its efforts to establishing a new business and substantial planned principal operations had not yet commenced.

The interim condensed financial statements of Integrated Pharmaceuticals, Inc. presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.

The condensed balance sheet as of June 30, 2008, the condensed statements of operations for the three- and six-month periods ended June 30, 2008, and 2007, and the condensed statements of cash flows for the six months ended June 30, 2008, and 2007, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statement in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The results of operations for the six-month period ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

INTEGRATED PHARMACEUTICALS, INC. (A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Development Stage Activities
The Company began a new development stage February 1, 2003, when it discontinued outside contract research as its primary focus.  It is now primarily engaged in the development  of clinically active pharmaceutical compounds, including active small molecules and recombinant DNA technology derived products.

Fair Value of Financial Instruments
Our financial instruments as defined by Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,”(SFAS No. 157), include cash, accounts receivable, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2008 and December 31, 2007.

On January 1, 2008 the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1-	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2-	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substaintially the full term of the asset or liability.

Level 3-	Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash instruments and investments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.  The cash instruments and investments that are valued based on quoted market prices in active markets are primarily money market accounts and publically traded securities.

Inventory
The Company maintains an inventory of raw materials, work in process, and finished goods.  Inventories are stated at the lower of cost or market.  Cost has been determined by using the first-in first-out method.  As of June 30, 2008, the Company’s raw material, work in process, and finished goods inventories totaled $63,500, $11,994, and $32,890 respectively and at  December 31, 2007, were $63,674, $12,026, and $32,222, respectively.

Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares outstanding.  For purposes of calculating diluted earnings per share, the weighted average number of shares outstanding is increased by the number of shares that  would be outstanding assuming conversion of the exercisable stock options and warrants, and convertible debt.  Diluted net loss per share is the same as basic net loss per share at June 30, 2008 and 2007 as inclusion of the common stock equivalents would be antidilutive.  The Company has a total of 50,094,976  shares at June 30, 2008 that would be issued if all options and warrants were exercised.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not adopted the fair value option of SFAS No. 159 on any financial instruments thus far in 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes the accounting for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition –date fair value of consideration paid in a business combination (including contingent consideration); excludes transaction costs from acquisition accounting; and changes accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements –an amendment of ARB No. 51.”  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No. 160 amends the consolidation procedures of certain ARB No. 51 provision for consistency with the requirements of SFAS No. 141(R).  This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions.  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company is currently evaluating the future impacts and disclosures of this standard.

INTEGRATED PHARMACEUTICALS, INC. (A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of adopting SFAS No. 161.

NOTE 4 – CAPITAL STOCK

Preferred Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation.  The Company is authorized to issue 20,000 shares of non-assessable $0.10 par value preferred stock.  As of June 30, 2008, the Company has not issued any preferred stock.

Common Stock
In November 2004, the Company amended the authorized capital stock section of its articles of incorporation.  The Company is authorized to issue 75,000,000 shares of non-assessable $0.01 par value common stock.  Each share of stock is entitled to one vote at the annual shareholders’ meeting.

In January 2008, the Company sold 1,325,000 units for $0.20 per unit, raising $265,000.  Each unit consists of one share of common stock and 35% of a warrant to purchase an additional share of common stock.  The exercise price of the warrants is $0.45 and they expire on September 30, 2009. The Company issued a total of 463,750 warrants.  In May 2008, the Company sold 2,550,000 units for $.10 per unit, raising $255,000.  Each unit consists of one share of common stock and warrants calculated as follows; sixty-five percent of the investment dollar amount was allocated towards warrants at an exercise price of $0.35 per share to purchase an additional share of common stock resulting in the Company issuing a total of 473,571 warrants.  The warrants expire on December 31, 2009.

Those investors who invested $25,000 or more in this private placement and who also invested in the September 2007 Private Placement were granted a nine month extension of the warrants’ expiration date. The warrants’ value, determined using the Black-Scholes option pricing model, were deemed immaterial and therefore not accounted for separately.

INTEGRATED PHARMACEUTICALS, INC. (A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

The Company has a lease for its facility in Fitchburg, Massachusetts whereby the base rent is paid with one share of common stock for each $1.00 of rent.  A total of 36,942 shares, valued at approximately $3,952 were issued during the six-month period ended June 30, 2008 for payment of rent.  Additionally, the Company issued 594,600 shares of common stock at an average price of $0.12 per share in exchange for services valued at approximately $51,562.

NOTE 5 – COMMON STOCK OPTIONS AND WARRANTS

The Company measures compensation costs for stock options and other equity instruments issued to employees based on the fair value of the award and recognizes that cost over the service period of the employee.

2002 Stock Plan
During the six months ended June 30, 2008 and June 30, 2007, the Company recorded an expense of approximately $2,850 in each period for vested options.  At June 30, 2008, common shares of 1,061,112 were available for future issuance under equity compensation plans.

Following is a summary of the status of the options outstanding during the period ended June 30, 2008.

	Number of Shares	Exercise Price Weighted Average	Weighted Average Remaining Life
Outstanding at December 31, 2007	875,000	$0.62
Granted	—	—
Exercised	—	—
Forfeited/Expired	(336,112)	0.62
Outstanding at June 30, 2008	538,888	$0.62	4.64

Options exercisable at June 30, 2008	534,088	$0.62	3.11
Options vested and expected to vest at June 30, 2008	538,888

The option exercise price range is $0.17 - $1.00.  There was no intrinsic value of the options at June 30, 2008.

INTEGRATED PHARMACEUTICALS, INC. (A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Future share-based compensation expense the Company will record as the equity securities granted through June 30, 2008 vest totals $10,408 and will be recognized over a weighted average recognition period of .625 years.

Warrants
At June 30, 2008 and December 31, 2007, there were outstanding warrants to purchase 2,507,871 and 12,883,451 shares, respectively, of the Company’s common stock, at prices ranging from $0.35 to $1.50 per share.  The warrants vest at various rates ranging up to 5 years and expire at various dates through 2014.

NOTE 6 – CONCENTRATIONS

Credit Risk for Cash Held at Banks
The Company maintains its cash accounts primarily at a Massachusetts bank.  These funds are insured to a maximum of $100,000.  At June 30, 2008, approximately $ 84,000 was uninsured.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Patent License Agreement
During 2001, the Company entered into a license agreement, with a related party, for the rights to a patent application.  The Company may further develop, make, use, sub-lease, promote, distribute, sell and market the patent product or process.  The Company is responsible for the expenses of prosecuting the patent application, which matured into an issued patent in 2002.  In addition, a royalty of 3% of net sales, less discounts, is obligated to be paid on a quarterly basis for the license, with minimum annual royalties of $100,000, before discounts.  Through the period ended June 30, 2008, the patent holder has relieved the Company of any obligation it has under this agreement.

Purchase Obligation
Effective September, 2003, the Company entered into a facility lease agreement that expired September 30. 2008.  Upon expiration of the lease, the Company was obligated to purchase the facility for the purchase price of $1,750,000. The Company is currently negotiating with the landlord to terminate its obligation to purchase the facility.

INTEGRATED PHARMACEUTICALS, INC. (A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2008

NOTE 8 – CORRECTION OF DECEMBER 31, 2007 FORM 10-KSB

In the course of preparing the Company’s Form 10Q for the six months ended June 30, 2008, management noted certain mathematical, transposition, and formatting errors in the presentation of its Form 10-KSB for the year ended December 31, 2007. Certain accounts have been corrected in the accompanying comparative financial statements for 2007 for these errors.

Balance sheet
	As originally filed	Change	As corrected

Common stock	$425,051	$467	$425,518
Additional paid-in capital	17,283,196	66,454	17,349,650

Statement of Stockholders’ Equity

Accumulated deficit prior to development stage	$(16,387,718)	$(57,276)	$(16,444,994)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements:

This Quarterly Report and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions.  All statements other than statements of historical facts are forward-looking statements, including any statements of the plans and objectives of management for future operations, projections of revenue earnings or other financial items, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  Some of these forward-looking statements may be identified by the use of words in the statements such as “anticipate,” “estimate,” “could,” “would,” “expect,” “project,” “intend,” “plan,” “believe,” “seek,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  We caution you that our performance and results could differ materially from what is expressed, implied, or forecast by our forward-looking statements due to general financial, economic, regulatory and political conditions affecting the economy and markets, as well as more specific risks and uncertainties affecting the Company.  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control.  Future operating results and the Company’s stock price may be affected by a number of factors.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-KSB. Given these risks and uncertainties, any or all of these forward-looking statements may prove to be incorrect.  Therefore, you should not rely on any such forward-looking statements.  Furthermore, we do not intend (and we are not obligated) to update publicly any forward-looking statements.  You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.

Overview:

We generated no operating revenue during the second quarter of 2008 as we continued our transition from development stage production company to a consumer-product company utilizing our technology to launch a new bottled water product called HEALTHYCAL+™ and position the Company to sell minerals powders in the marketplace.

Initial bottling of HEALTHYCAL+ was delayed by the bottlers in 2008. As test bottling progressed, we discovered an adverse taste and microbial reaction to our minerals, apparently from the application of ozone, by the bottler to the water product. More rounds of bottling were conducted to address this problem. In August, we conducted a final bottling test and sent water for 50 State FDA and State compliance analysis. Unfortunately, adverse reactions continued. As such, the label that was being designed for sale of the bottled water was put on hold and 50 State analysis canceled. Management met with the research and development team to discuss options. It was determined that the best course of action at this time was to terminate the staff and close the facility.

General and Administrative Expenses.

General and Administrative expenses (G&A) decreased  6% to $438,267 for the three-month period ended June 30, 2008 from $464,979 in the same period of 2007.  G&A expenses decreased 14% to $826,683 for the six-month period ended June 30, 2008 from $957,887 in the same period of 2007.  For the three- and six-month periods of 2008, there was a decrease in legal expenses and labor and benefits partially offset by an increase in consulting and temporary help.

Liquidity and Capital Resources.

In the first and second quarter of 2008 we raised approximately $265,000 and $255,000, respectively, in private placement of our common stock.  We fell short of our anticipated $750,000 and we will need to raise additional funds in order to advertise, market, manufacture and distribute our bottled water and our calcium supplement products in the future.

Our liquidity and the Company’s viability will be affected by our ability to raise additional capital.

Facility and equipment and software upgrades are required to maintain the certifications necessary to produce our mineral powders especially as they relate to human consumption in food and beverage products. The costs of those upgrades are not known.

Subsequent to June 30, 2008, due to the problems that we have encountered in trying to execute our business plan, the Board voted to suspend all activity related to bringing or water product to market, to layoff all employees and to focus instead on reducing or eliminating our liabilities and converting the Company to an inactive shell.  It is expected that the Company will continue existence as an inactive shell company.  The Company’s Chief Executive Officer is presently negotiating with all of our vendors to settle the Company’s outstanding liabilities at below carrying value.  The ultimate outcome of these negotiations is uncertain at this time.

Material Commitments for Capital Expenditures. We have no such commitments outstanding other than the obligation to purchase our Fitchburg facility for $1.75 million.   We are currently negotiating with the landlord to terminate the obligation to purchase this facility.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies

ITEM 4.	Controls and Procedures

Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15 or 15d-15). Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.  – OTHER INFORMATION

ITEM 1A.	Risk Factors

Information regarding risk factors appears in Part 1 – Item 2 of this Form 10Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in or Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, in Part II – Item 1A under “Risk Factors” and in Part I – Item 2T under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April and May 2008, we raised $255,000 in a private placement of 2,550,000 units consisting of common stock and warrants.   Each unit sold for $0.10 per unit included one share of stock and a warrant to purchase 0.65 shares of our common stock.  The warrants expire on December 31, 2009 and are exercisable at $0.35 per share.  Those investors who invested $25,000 or more in this private placement and who also invested in the September 2007 Private Placement were granted a nine month extension of the warrants purchased in the September 2007 private placement, extending the expiration date of those warrants from September 30, 2009 to June 30, 2010.

ITEM 6.	Exhibits

The following documents are filed as exhibits to this Form 10-Q:

Number	Description of Exhibit

31.1	Rule 13a-14(a) or Rule 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) or Rule 15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integrated Pharmaceuticals, Inc.

Date: November 11, 2008	By:	/s/ Peter Featherston
Peter Featherston
CEO